Form 10-Q
period 2025-09-30
Newbridge Acquisition Ltd
filed 2025-11-14
CIK 1918414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-___

NEWBRIDGE ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Unit B 17/F, Success Commercial Building 245-25, Hennessy Road, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 186-0217-2929

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right to receive one-eighth (1/8) of one Class A Ordinary Share	NBRGU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, no par value each	NBRG	The NASDAQ Stock Market LLC
Rights, each entitling the holder to receive one-eighth (1/8) of one Class A Ordinary Share	NBRGCR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2025, there were 1,437,500 of the Company’s ordinary shares issued and outstanding.

NEWBRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 NEWBRIDGE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS

	As of December 31, 2024	As of September 30, 2025
		(Unaudited)
Assets
Current asset
Cash	$9,456	$57,208
Total current asset	9,456	57,208
Deferred offering costs	85,787	216,049
Total Assets	$95,243	$273,257

Liabilities and Shareholders’ Deficit
Promissory note – related party	$469,351	$799,843
Total current liabilities	469,351	799,843
Total Liabilities	469,351	799,843

Commitments and Contingencies (Note 6)

Shareholders’ deficit
Class B ordinary shares, no par value, 10,000,000 authorized shares, 2,875,000 shares issued and outstanding as of December 31, 2024 and 1,437,500 shares issued and outstanding as of September 30, 2025(1)(2)	25,000	25,000
Accumulated deficit	(399,108)	(551,586)
Total shareholders’ deficit	(374,108)	(526,586)
Total Liabilities and Shareholders’ Deficit	$95,243	$273,257

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company (See Note 7).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025
Formation costs and operating costs	$73,672	$63,873	$73,725	$152,478
Net loss	$(73,672)	$(63,873)	$(73,725)	$(152,478)

Basic and diluted weighted average ordinary shares outstanding(1)(2)	2,687,500	1,250,000	2,687,500	1,655,449

Basic and diluted net loss per ordinary share	$(0.03)	$(0.05)	$(0.03)	$(0.09)

(1)	This number excludes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).
(2)	On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company (See Note 7).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Accumulated	Total shareholders’
	Class B	Amount	deficit	deficit
Balance as of December 31, 2023	2,875,000	$25,000	$(258,146)	$(233,146)
Net loss	—	—	—	—
Balance as of March 31, 2024	2,875,000	$25,000	$(258,146)	$(233,146)
Net loss	—	—	(53)	(53)
Balance as of June 30, 2024	2,875,000	$25,000	$(258,199)	$(233,199)
Net loss	—	—	(73,672)	(73,672)
Balance as of September 30, 2024	2,875,000	$25,000	$(331,871)	$(306,871)

	Ordinary Shares		Accumulated	Total shareholders’
	Class B	Amount	deficit	deficit
Balance as of December 31, 2024	2,875,000	$25,000	$(399,108)	$(374,108)
Net loss	—	—	(51,857)	(51,857)
Forfeited shares	(1,437,500)	—	—	—
Balance as of March 31, 2025	1,437,500	$25,000	$(450,965)	$(425,965)
Net loss	—	—	(36,748)	(36,748)
Balance as of June 30, 2025	1,437,500	$25,000	$(487,713)	$(462,713)
Net loss	—	—	(63,873)	(63,873)
Balance as of September 30, 2025	1,437,500	$25,000	$(551,586)	$(526,586)

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2025
Cash Flows from Operating Activity:
Net loss	$(73,725)	$(152,478)
Net Cash Used in Operating Activity	(73,725)	(152,478)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	90,000	330,492
Payment for deferred offering costs	(4,231)	(130,262)
Net Cash Provided by Financing Activities	85,769	200,230

Net Change in Cash	12,044	47,752
Cash, at the beginning of period	4,649	9,456
Cash, at the end of period	$16,693	$57,208

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations

Newbridge Acquisition Limited (the “Company”) is incorporated blank check company incorporated as a British Virgin Island (“BVI”) company on April 16, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of September 30, 2025, the Company had not commenced any operations. All activity for the nine months ended September 30, 2025 relates to the Company’s formation and the Proposed Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Proposed Public Offering was declared effective on September 30, 2025. As of the date, the Company has not consummated the Proposed Public Offering.

The Company’s sponsor is Wealth Path Holdings Limited, a BVI business company (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 5,000,000 units at $10.00 per unit (the “Units”) (or 5,750,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3 (the “Proposed Public Offering”) and the sale of 175,000 Units (or 186,250 Units if the over-allotment option is exercised in full) at a price of $10.00 per unit, for an aggregate purchase price of $1,750,000 (or $1,862,500 if the over-allotment option is exercised in full) through Private Placement that will close simultaneously with the Proposed Public Offering, including the over-allotment option, as applicable. Each Unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination. No fractional rights will be issued upon separation of the units. As a result, the holder must have eight rights to receive one Class A ordinary share at the closing of the initial business combination. Each Private Placement Unit (“Private Unit”) will be identical to the Units sold in the Proposed Public offering, except as described in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Proposed Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Proposed Public Offering with total redemption value of $10.00, including the proceeds of the sale of the Private Units, will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds from the Proposed Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses related to this offering or expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with our initial Business Combination.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account or (ii) provide public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If the Company determines to engage in a tender offer, such tender offer will be structured so that each public shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001, or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act (so that we are not subject to the SEC’s “penny stock” rules) and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 15 months from the closing of the Proposed Public Offering (or up to 21 months from the closing of the Proposed Public Offering if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of applicable law. This redemption of public shareholders from the trust account shall be effected as required by function of the Company’s amended and restated memorandum and articles of association and prior to commencing any voluntary liquidation.

The initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fail to consummate the initial business combination within the applicable period from the closing of this offering. However, if the initial shareholders, or any of officers, directors or affiliates acquire public shares in or after this offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to the rights, which will expire worthless in the event the Company does not consummate our initial business combination within the allotted time period.

The sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations (cont.)

The Company has not independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believes that the sponsor’s only assets are securities of the company. The Company has not asked the sponsor to reserve for such obligations and therefore believes the sponsor will be unlikely to satisfy its indemnification obligations if it is required to do so.

However, the Company believes the likelihood of the sponsor having to indemnify the trust account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Going Concern Consideration

As of September 30, 2025, the Company had a negative working capital of $742,635, an accumulated deficit of $551,586 and a shareholders’ deficit of $526,586. For the nine months ended September 30, 2025, the Company had a net loss of $152,478 and negative operating cash flows of $152,478. The Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address the needs of capital through the Proposed Public Offering are discussed in Note 3. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. On May 1, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 as discussed in Note 5 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering. On May 1, 2025, a new agreement was signed, under which the total borrowings shall not exceed $1,000,000. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the Proposed Public Offering or a Business Combination to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulations S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Proposed Public Offering as filed with the SEC. The interim results for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and September 30, 2025. As of December 31, 2024 and September 30, 2025, the Company has $9,456 and $57,208 of cash, respectively.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Proposed Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares will be charged to temporary equity and offering costs allocated to share rights included in the Public and Private Placement Units will be charged to shareholder’s equity as the share rights included in the Public and Private Placement Units after management’s evaluation will be accounted for under equity treatment. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5). As of December 31, 2024 and September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (cont.)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the nine months ended September 30, 2024 and 2025.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as Shareholders’ Deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 —Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of September 30, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 — Proposed Public Offering

In the Proposed Public Offering, the Company will offer for sale up to 5,000,000 Units, (or 5,750,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. No fractional rights will be issued upon separation of the units. Therefore, the holder must have eight rights to receive one Class A ordinary share at the closing of the initial business combination.

Note 4 — Private Placement

The Sponsor has agreed to purchase an aggregate of 175,000 units (or 186,250 units if the over-allotment option is exercised in full) at a price of $10.00 per unit for an aggregate purchase price of $1,750,000 (or $1,862,500 if the over-allotment option is exercised in full) in a private placement that will occur simultaneously with the closing of this offering. Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of the private units and underlying ordinary shares until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Note 5 — Related Party Transactions

Founder Shares

The Company’s Sponsor paid $25,000, or approximately $0.009 per share, for an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing if the last reported sale price of our ordinary shares equal or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganization, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination the founder shares will not be subject to such transfer restrictions.

The Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 1, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Proposed Public Offering. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities. On May 1, 2025, a new agreement was signed, under which the total borrowings shall not exceed $1,000,000. These loans will be repaid upon the closing of the Proposed Public Offering out of the offering proceeds not held in the Trust Account. As of December 31, 2024 and September 30, 2025, the Company had borrowed $469,351 and $799,843 under the promissory note.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 — Related Party Transactions (cont.)

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of December 31, 2024 and September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Extension Note

The Company will have until 15 months from the closing of the Proposed Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into among the Company and Equinity Trust Company, LLC on the date of the prospectus for the Proposed Public offering, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $500,000 or up to $575,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three months extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriter’s over-allotment option is exercised in full), or approximately $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If the Company complete the initial business combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to it. Otherwise, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company do not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. No vote on or redemption of shares in connection with any such extension.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to an agreement to be entered into on the date of the prospectus, our initial shareholders and their permitted transferees can demand that the Company register for resale the founder shares, the private units and the underlying private shares and private rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights. The holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in this offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in this offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 — Commitments and Contingencies (cont.)

Underwriters Agreement

Kingswood Capital Partners, LLC (“Kingswood”) has a 45-day option to purchase up to 750,000 units (over and above the 5,000,000 units referred to above) solely to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of half and one percent (1.5%) of the gross proceeds of the Proposed Public Offering, or $750,000 (or up to $862,500 if the underwriters’ over-allotment is exercised in full).

Representative’s Ordinary Shares

The Company has agreed to issue to Kingswood and/or its designees, 150,000 ordinary shares upon the consummation of the Proposed Public offering. Kingswood has agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, the Representative Shares are being registered in the registration statement in connection with the Offering. Kingswood agrees not to transfer, assign or sell any such shares until the completion of an initial business combination. In addition, Kingswood has agreed (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of an initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to the Representative Shares if the Company fails to complete an initial business combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, the Representative Shares cannot be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Offering except as permitted under FINRA Rule 5110(e)(2), including to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates.

Right of First Refusal

The Company granted Kingswood a right of first refusal, beginning on the date hereof and ending on the earlier of (i) fifteen (15) months from the closing of the Offering, or (ii) the closing of the Company’s initial business combination with a target company (the “RoFR Period”), of first refusal to act as sole underwriter and sole book running manager, or sole placement agent, for any and all future private or public equity, equity-linked, convertible and debt offerings of the Company, or any successor to or any subsidiary of the Company. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the offering.

Note 7 — Shareholders’ Deficit

Class B Ordinary Shares — The Company has unlimited authorized shares with no par value. In April 2021, 100 shares were issued to the initial shareholder. In February 2022, the Company issued another 2,874,900 ordinary shares resulting in an aggregate of 2,875,000 ordinary shares issued to the initial shareholder for an aggregate purchase price of $25,000. In May 2025, the ordinary shares were reclassified into Class A and Class B ordinary shares. Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue an unlimited number of shares divided into 200,000,000 Class A ordinary shares of no par value each, 10,000,000 Class B ordinary shares of no par value each and 5,000,000 preferred shares of no par value each. Following these transfers, and the reclassification of shares, the Company’s issued and outstanding ordinary shares consist of 2,875,000 Class B ordinary shares and 0 Class A ordinary shares as of December 31, 2024.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 — Shareholders’ Deficit (cont.)

On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company. Following these transfers and surrender, the Company’s currently issued and outstanding ordinary shares consist of 1,437,500 Class B ordinary shares and 0 Class A ordinary shares as of September 30, 2025.

The shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve the initial Business Combination, the Company’s initial shareholder, as well as the Company’s officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to this offering and any shares purchased in this offering or following this offering in the open market in favor of the proposed Business Combination

Shareholders have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the ordinary shares, except that public shareholders have the right to have their public shares converted to cash equal to their pro rata share of the trust account if they vote on the proposed Business Combination and the Business Combination is completed.

Note 8 — Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

The key measures of segment profit or loss reviewed by the CODM are formation costs and operating costs. Formation costs and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation costs and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation costs and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The registration statement for the Company’s Proposed Public Offering was declared effective on September 30, 2025.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2025 that the financial statements were available to be issued. Except for the events mentioned above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Newbridge Acquisition Limited References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Wealth Path Holdings Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial business combination (a “Business Combination”), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus for its proposed public offering (the “Proposed Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a British Virgin Islands business company on April 16, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

The issuance of additional shares in our initial business combination:

●	may significantly dilute the equity interest of investors in this offering who would not have pre-emption rights in respect of any such issue;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at September 30, 2025, we had $57,208 in cash and a working capital deficit of $742,635. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. Our plans to raise capital or to consummate our initial business combination may not be successful. These factors among others raise substantial doubt about our ability to continue as a going concern.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Proposed Public offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

Liquidity and Capital Resources

Our liquidity needs will be satisfied through receipt of $25,000 from the sale of the founder shares and an aggregate of up to $1,500,000 in loans available from the sponsor under an unsecured promissory note executed on May 1, 2021 and an unsecured promissory note executed on May 1, 2025, and due at the closing of this offering. As of September 30, 2025, we have borrowed $799,843 under the promissory note with the sponsor. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through this offering are discussed above. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We estimate that the net proceeds from (1) the sale of the units in this offering, after deducting offering expenses of approximately $500,000 and underwriting discounts and commissions of $750,000 and (2) the sale of the private units for a purchase price of $1,750,000 (or up to $1,862,500 if the underwriters’ over-allotment option is exercised in full), will be $50,500,000 (or $58,000,000 if the over-allotment option is exercised in full), of which amount $50,000,000 (or $57,500,000 if the over-allotment is exercised in full) will be held in the trust account. The remaining estimated $500,000 will not be held in the trust account.

We intend to use substantially all of the net proceeds of this offering and the sale of the private units, including the funds held in the trust account (excluding deferred underwriting discounts) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that, upon consummation of this offering, the estimated $500,000 of net proceeds not held in the trust account, along with interest on the funds held in the trust account that is available to us, will be sufficient to allow us to operate for at least the next 15 months (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in this prospectus), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

●	$150,000 of expenses for the legal, accounting and other third-party expenses in connection with initial business combination;

●	$100,000 of expenses relating to our SEC filing obligations and other legal and accounting fees related to regulatory reporting obligations;

●	$120,000 for office space and other administrative expenses;

●	$100,000 for D&O insurance premiums; and

●	$30,000 for general working capital that will be used for miscellaneous expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements with affiliates of Sponsor to pay an aggregate of $6,831 per month for office space, utilities, and secretarial and administrative support.

The underwriters will be entitled to a cash underwriting discount of half and one percent (1.5%) of the gross proceeds of the Proposed Public Offering, or $750,000 (or up to $862,500 if the underwriters’ over-allotment is exercised in full).

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company’s registration statement on Form S-1 was declared effective by the SEC on September 30, 2025. As of the date of this quarterly report, the Company’s initial public offering has not been completed.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWBRIDGE ACQUISITION LIMITED

Dated: November 14, 2025	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2025	/s/ Zhen Li
	Name:	Zhen Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)