Form 10-K
period 2025-12-31
Newbridge Acquisition Ltd
filed 2026-03-23
CIK 1918414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Newbridge Acquisition Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	001-42968	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Unit B 17/F, Success Commercial Building 245-25, Hennessy Road, Wanchai, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 186-0217-2929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, no par value, and one Right entitling the holder to receive one-eighth of one Class A Ordinary Share	NBRGU	The NASDAQ Stock Market LLC
Class A Ordinary Shares	NBRG	The NASDAQ Stock Market LLC
Rights	NBRGR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were no public traded. Therefore, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 23, 2026, the Registrant had 7,546,250 ordinary shares outstanding (inclusive of shares included in our units), including 6,108,750 Class A ordinary shares underlying the units, and 1,437,500 Class B ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Newbridge Acquisition Limited

Annual Report on Form 10-K for the Year Ended December 31, 2025

 i

CERTAIN TERMS

When used throughout this annual report on Form 10-K, references to:

●	references to “amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association that the Company adopted immediately prior to or upon the consummation of the IPO;

●	references to “affiliate” are to a corporation, limited liability company, an individual or other entity that controls, is controlled by, or is under common control with our company or any of our company’s subsidiaries;

●	references to “BVI” are to the British Virgin Islands;

●	references to the “Board” are to our Board of Directors.

●	“completion window” are to (i) the period ending on the date that is 15 months (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time without shareholder approval) from the closing of the IPO, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	references to the “Companies Law” are to the BVI Business Companies Act, (Revised Edition 2020) as the same may be amended and supplemented from time to time;

●	references to “directors” are to our current directors;

●	references to “founder shares” are to the 1,437,500 Class B ordinary shares purchased by the initial shareholders for an aggregate purchase price of $25,000, or approximately $0.017 per share, currently held by the initial shareholders;

●	references to our “IPO” or “initial public offering” are to the initial public offering of our securities pursuant to our prospectus, which offering was consummated on February 2, 2026.

●	references to our “initial shareholders” are to the sponsor and the directors and officers who hold the founder shares;

●	references to our “management” or our “management team” are to our officers and directors;

●	references to “NASDAQ” are to the NASDAQ Capital Market.

●	references to “ordinary shares” are to our Class A ordinary shares of no par value each and our Class B ordinary shares of no par value;

●	references to our “private shares” are to the Class A ordinary shares included in the private units;

●	references to our “private rights” are to the rights included in the private units;

●	references to the “PRC” are to the People’s Republic of China including Hong Kong and Macau;

●	references to our “private units” are to the units, each consisting of one ordinary share and one right, that the sponsor purchased privately from us in a private placement concurrent with the IPO, as well as any units issued upon conversion of working capital loans;

●	references to our “public shares” are to Class A ordinary shares which were sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to the “representative” are to Kingswood Capital Partners, LLC, the representative of the underwriters;

●	references to “representative shares” are to 172,500 Class A ordinary shares issued as compensation to the representative and its designees, upon the closing of the IPO;

●	references to “rights” or “public rights” refer to the rights which were sold as part of the units in the IPO;

●	references to the “sponsor” are to Wealth Path Holdings Limited, a BVI business company whose ultimate beneficial owner is Jining Li, our director; and

●	references to the “SEC” are to the U.S. Securities and Exchange Commission.

●	references to “we,” “us,” “company” or “our company” are to Newbridge Acquisition Limited, a BVI business company.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this annual report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including their industry and geographic location;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	failure to list or delisting of our securities from NASDAQ or an inability to have our securities listed on NASDAQ following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance following the IPO or an initial business combination.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

General

Newbridge Acquisition Limited is a blank check company incorporated for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

On February 2, 2026, we consummated our IPO of 5,000,000 units pursuant to the Company’s registration statement on Form S-1 (File No. 333-289966) with respect to the IPO. Each unit consists of one Class A ordinary share, no par value, and one right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination. The units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated January 29, 2026, we granted Kingswood Capital Partners, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

Simultaneously with the closing of the IPO on February 2, 2026, we consummated the private placement (“Private Placement”) with Wealth Path Holdings Limited (the “Sponsor”) of 186,250 units (the “Private Units”), generating total proceeds of $1,862,500. The Private Units are identical to the Units sold in the IPO. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On February 2, 2026, a total of $57,500,000 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at Citibank, N.A. maintained by Equiniti Trust Company, LLC, acting as trustee (the “Trust Account”). Except for all interest income that may be released to us to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the trust account will be released from the trust account until the earlier of: (1) the completion of our initial business combination within the required time period; (2) our redemption of 100% of the outstanding public shares if we have not completed an initial business combination in the required time period; and (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity.

Our principal executive offices are located in the Hong Kong, China (“PRC” or “China”). The sponsor, Wealth Path Holdings Limited, and all members of our board of directors and management have significant business ties to or are based in China. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider an initial business combination with a target business with a physical presence or other significant ties to China (including Hong Kong and Macau). However, given the risks and uncertainties of doing business in China discussed elsewhere in this annual report, the location and ties of the sponsor and members of our board of directors and management to China may make us a less attractive partner to a target company not based in China, which may thus increase the likelihood that we will consummate a business combination with a target company that is located in China or not consummate a business combination at all. Our ties to the PRC may make us less likely to consummate a business combination with any target company outside of the PRC, which may result in non-PRC target businesses having increased leverage over us in negotiating an initial business combination knowing that if we do not complete our initial business combination within a certain timeframe, we may be unable to complete our initial business combination with any target business. If we fail to complete an initial business combination in the prescribed timeframe, we will cease all our operations and would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, based on the amount available in our trust account on a per share basis, and our rights will expire worthless.

Since our principal executive offices are located in Hong Kong, and all of our directors and officers have significant ties to China, the Chinese government may have significant oversight and discretion over the conduct of our directors’ and officers’ search for a target company. The Chinese government may intervene or influence our operations at any time through the directors and officers who have significant ties to China, which could result in a material change in our search for a target business and/or the value of the securities we are offering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate and may limit or completely undermine our ability to search for a target company.

Further, our initial shareholders, including the sponsor, own approximately 21.52% of our issued and outstanding shares. As a result, we may be considered a “foreign person” under rules promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as CFIUS, or ultimately prohibited. As a result, the pool of potential targets with which we could complete an initial business combination may be limited. However, we will not conduct an initial business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies.

As a result, our absolute position against doing a business combination with a company that conducts operations through a VIE, may limit the pool of acquisition candidates we may acquire in the PRC, in particular, due to the relevant PRC laws and regulations against foreign ownership of and investment in certain assets and industries, known as restricted industries. Furthermore, this may also limit the pool of acquisition candidates we may acquire in the PRC relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

Other than Yongsheng Liu, our Chief Executive Officer and Chairman of Board of Directors, our officers and directors (including our independent directors) are either citizens of the PRC or reside in China, including Hong Kong. As a result, it may be difficult for you to effect service of process upon us or those persons residing in China. Even with service of process, there is uncertainty as to whether courts in China would (i) recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or (ii) entertain original actions brought in China against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Recognition and enforcement of foreign judgments are provided for under China’s Civil Procedure Law. China’s courts may recognize and enforce foreign judgments in accordance with the requirements of the Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. There are no treaties between China and the United States for the mutual recognition and enforcement of court judgments, thus making the recognition and enforcement of a U.S. court judgment against us or our directors or officers in China difficult.

We are also subject to other risks and uncertainties about any future actions of the PRC government, which may result in a material change in operations of a target business. PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in operations of a target business, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas that use a VIE structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. We may also be subject to registration with the CSRC following the IPO pursuant to the Trial Measures. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect the interest of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

Subject to the considerations set forth above, if we decide to consummate our initial business combination with a China-based company, the combined company may make capital contributions or extend loans to any future PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. From our inception to the date of this annual report, no dividends or distributions have been made. After an initial business combination with a China-based company, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by any future PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from the State Administration of Foreign Exchange, or SAFE, or its local branches. However, where Renminbi (“RMB”), the legal currency of the PRC, is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions.

If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC.

To date, we have not pursued an initial business combination and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCA Act”), the Public Company Accounting Oversight Board (United States) (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations.

In December 2020, Congress enacted the HFCA Act, and the SEC released interim final amendments that begin to address the components of this Act. In November 2021, the SEC approved PCAOB Rule 6100, which establishes a process for determining which registered public accounting firms the board is unable to inspect or investigate completely. In December 2021, the SEC adopted amendments to finalize its rules under the HFCA Act that set forth submission and disclosure requirements for commission-identified issuers identified under the Act, specify the processes by which the SEC will identify and notify Commission-Identified Issuers, and implement trading prohibitions after three consecutive years of identification.

In December 2022, Congress passed the omnibus spending bill and the President signed it into law. This spending bill included the enactment of provisions to accelerate the timeline for implementation of trading prohibitions from three years to two years. Separately, on December 15, 2022, the PCAOB published its determination that in 2022, the PCAOB was able to inspect and investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. This determination reset the now two-year clock for compliance with the trading prohibitions for identified issuers audited by these firms. The amendment had originally been passed by the U.S. Senate in June 2021, as the “Accelerating Holding Foreign Companies Accountable Act.”

Our auditor, Enrome LLP, the independent registered public accounting firm of our company, is headquartered in Singapore, registered with the PCAOB and subject to inspection by the PCAOB. Enrome LLP is not headquartered in mainland China or Hong Kong and was not identified as a firm subject to the PCAOB’s Determination Report announced on December 16, 2021. As a result, we do not believe that HFCA Act and related regulations will affect us. Nevertheless, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines that it cannot inspect or fully investigate our auditor for a period of two consecutive years, and that as a result an exchange may determine to delist our securities. Moreover, on August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China — the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. The Statement of Protocol is intended to grant to the PCAOB complete access to the audit work papers, audit personnel, and other information it needs to inspect and investigate any firm it chooses, with no loopholes and no exceptions.

Competitive Advantage of Our Management

We have an experienced and highly professional management team, almost all of whom have entrepreneurial experience or experience working for public companies, and we believe that this valuable experience can help us to better identify outstanding companies that are considering becoming public companies.

We believe our Chief Executive Officer, Yongsheng Liu is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts. Mr. Liu has been our Chief Executive Officer and Chairman of our Board since April 2021. Throughout the past 20 years, Mr. Liu has assumed various corporate leadership positions and demonstrated his strong execution ability and in-depth knowledge in private equity and corporate M&A transactions across a wide range of sectors including aviation, consumer, financial institutions, and technology. From April 2021 to May 2023, Mr. Liu served as the chief operating officer of Goldenstone Acquisition Limited, a special purpose acquisition company (OTC Markets: GDST) (“Goldenstone”). He served as the chairman and chief executive officer of Wealthbridge Acquisition Limited, a special purpose acquisition company (“Wealthbridge”), from June 2018 until its business combination with Scienjoy Inc. (“Scienjoy”) in May 2020, and currently serves as a director of Scienjoy’s board since then. From August 2020 to May 2023, Mr. Liu served as the chairman and chief executive officer of Goldenbridge Acquisition Limited, a special purpose acquisition company (“Goldenbridge”), from August 2020 until its business combination with SunCar Technology Group Inc. (“SunCar”) in May 2023, and currently serves as a director of SunCar since then. From March 2017 to April 2018, Mr. Liu served as the chairman and chief executive officer of Royal China Holdings Limited (HKEx: 01683), during which he spearheaded the company’s international growth strategy and focused on acquiring targets in the aviation industry and finance sector. From the beginning of 2013 to March 2017, Mr. Liu was the chairman of Joy Air General Aviation, chairman of Cambodia Bayon Airlines, vice chairman of Everbright and Joy International Leasing Company, and president of General Aviation Investment Company (Shanghai). From April 2004 to August 2008, Mr. Liu also served as chief strategy officer of United Eagle Airlines (subsequently renamed to Chengdu Airlines). From December 1994 to June 2000, Mr. Liu was a manager of China Southern Airlines responsible for ground staff training.

We believe our Chief Financial Officer, Zhen Li, is qualified to serve as our Chief Financial Officer due to his track record of success in the SPAC sector and his experience in financial management, financial services and credit risk management. Zhen Li has served as our Chief Financial Officer since October 2024. Mr. Li has over ten years of experience in SPACs, financial services, investment management, credit risk management and entrepreneurship. Mr. Li served as Board Secretary of Wealthbridge’s board from March 2019 until Wealthbridge’s business combination with Scienjoy in May 2020. Mr. Li held the same position at Goldenbridge from September 2020 until Goldenbridge’s business combination with SunCar in May 2023. Earlier in his career, Mr. Li founded and served as Chief Executive Officer of Shanghai Yimi Investment Management Co., Ltd. from January 2016 to October 2018. During his tenure, he developed innovative financial products such as Yifushui, offering credit-based, unsecured financial services to enterprises. Prior to that, Mr. Li served as Vice President of Shanghai Baotong Finance Leasing Co., Ltd. from July 2014 to December 2015, and from April 2013 to June 2024, he served as a Credit Review Manager at HSBC Bank (Shanghai) Co., Ltd., where he gained deep expertise in credit risk assessment, policy development, and financial management.

Additionally, we believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the companies exhibiting substantial potential in emerging markets driven by innovative technologies or novel business models and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

The past performance of the members of our management team, or the sponsor is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Chinese Laws and Regulations

Other than Yongsheng Liu, our Chief Executive Officer and Chairman of Board of Directors, our officers and directors (including our independent directors) are either citizens of the PRC or reside in China, including Hong Kong. Although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. Any target for a business combination may conduct operations through subsidiaries in China. The legal and regulatory risks associated with doing business in China discussed in the IPO Prospectus may make us a less attractive partner in an initial business combination than other special purpose acquisition companies that do not have any ties to China. As such, our ties to China may make it harder for us to complete an initial business combination with a target company without any such ties. In addition, we will not conduct a business combination with any target company that conducts operations through variable interest entities (“VIEs”), which are a series of contractual arrangements used to provide the economic benefits of foreign investment in Chinese-based companies where Chinese law prohibits direct foreign investment in the operating companies. As a result, this may limit the pool of acquisition candidates we may acquire in the PRC, in particular, relative to other special purpose acquisition companies that are not subject to such restrictions, which could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC relative to such other companies.

If we were to complete a business combination with a Chinese entity, we could be subject to certain legal and operational risks associated with or having the majority of post-business combination operations in China. PRC laws and regulations governing PRC based business operations are sometimes vague and uncertain, and as a result these risks may result in material changes in the operations of any post-business combination subsidiaries, significant depreciation of the value of our ordinary shares, or a complete hindrance of our ability to offer, or continue to offer, our securities to investors, including investors in the United States. Recently, the PRC government adopted a series of regulatory actions and issued statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. These recently enacted measures, and new measures which may be implemented, could materially and adversely affect the operations of any post-business combination company which we may acquire as our initial business combination.

Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on a China-based target company’s daily business operation, the ability to accept foreign investments and list on a U.S. or other foreign exchange. Additionally, if we effect our initial business combination with a business located in the PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights. There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations which may have a material adverse impact on the value of our securities. If we enter into a business combination with a target business operating in China, cash proceeds raised from overseas financing activities, including the IPO, may be transferred by us to any future PRC subsidiaries via capital contribution or shareholder loans, as the case may be. All these risks could result in a material change in our or the target company’s post-combination operations and/or the value of our ordinary shares or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Furthermore, the PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals.

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in the PRC, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Based on our understanding of the current PRC laws and regulations, as we do not have any material operations in China, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning whether offerings like ours under the IPO Prospectus are subject to the “M&A Rules and the Trial Measures; and (b) our company is a blank check company newly incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China although our principal executive offices are located in China, we believe that our company, our officers and/or directors are not required to obtain any licenses or approvals or subject to registration with the CSRC pursuant to the Trial Measures and under applicable PRC laws and regulations, for consummation of the IPO and while seeking a target for the initial business combination. We also believe that our officers and directors do not fall under or are not governed by requirements from the CSRC, and we are not required to obtain approvals from any PRC government entity, including the CSRC or the CAC, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of the IPO Prospectus, we had not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC Target Company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

There are numerous risks and uncertainties related to doing business in China including:

●	Adverse changes in political and economic policies or political or social conditions of the PRC government could have a material adverse effect on the overall economic growth of China;

●	Uncertainties with respect to the PRC legal system could limit legal protections available to you and us;

●	It may be difficult for overseas regulators to conduct investigations or collect evidence within China

●	PRC companies in certain business sectors are required to undergo national security review or obtain clearance from relevant authorities if necessary before making any filings with the CSRC.

●	PRC companies must comply with national secrecy and data security laws with respect to any data disclosure.

●	CSRC has the authority to and may block offshore listings that: (1) are explicitly prohibited by law; (2) may endanger national security; (3) involve criminal offenses such as corruption, bribery, embezzlement, misappropriation of property by the issuer, its controlling persons (with a three-year lookback); (4) involve the issuer under investigations for suspicion of criminal offenses or major violations of laws and regulations; or (5) involve material ownership disputes.

For a detailed description of risks associated with our significant ties to or a potential acquisition of a target business in China, see “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” included in the IPO Prospectus.

Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of the IPO prospectus entitled “Management — Conflicts of Interest” and see “Risk Factors” included in the IPO Prospectus.

Investment Direction

Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are focused on green and sustainable business, new energy, cutting-edge technologies, artificial intelligent applications, business software and health care products. We anticipate targeting what are traditionally known as “small cap” companies domiciled in North America, Europe and/or the Asia Pacific (“APAC”) regions that are d eveloping assets in Asia, Europe and North America which aligns with our management team’s experience in operating emerging start-up companies. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider an initial business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China.

Transfers of Cash to and from our Post Business Combination Subsidiaries

To date, we have not pursued an initial business combination and there have not been any capital contributions or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions. Although we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a company based in the PRC. If we decide to consummate our initial business combination with a target business based in and primarily operating in the PRC, the combined company, whose securities will be listed on a U.S. stock exchange, may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations.

After the initial business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

Current PRC regulations permit a potential PRC target company’s indirect PRC subsidiaries to pay dividends to an overseas subsidiary, for example, a subsidiary located in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of the target’s subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of the Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Our initial business combination target may be a PRC company with substantially all of its revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of the PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands post business combination, we may not be able to pay dividends in foreign currencies to our security-holders. Furthermore, if our target’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments.

Cash dividends, if any, on our ordinary shares will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and, as a result, may be subject to PRC withholding tax at a rate of up to 10.0%.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of RMB into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the remittance of dividends outside of the PRC. See “Risk Factors — Risks Related to Acquiring or Operating Businesses in the PRC” under the subheadings “Cash-Flow Structure of a Post-Acquisition Company Based in China” and “Exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of the IPO to acquire a target company in the PRC and limit our ability to utilize our cash flow effectively following our initial business combination.” However, the funds held in our trust account are not held in China, they are held in U.S. dollars in the United States with Equiniti Trust Company, LLC and therefore shareholder redemption rights would not be impacted.

Business Strategy

Our primary strategy is to identify and consummate a merger or acquisition with a target company that aligns with the expertise and capabilities of our management team, while also positioning us to capitalize on current market trends. Leveraging our extensive network of relationships, deep industry knowledge, sector-specific experience, and proven deal-sourcing capabilities, we aim to focus on companies with substantial growth potential within emerging markets or those modernizing traditional industries. These markets are defined by their embrace of innovative technologies, advanced manufacturing practices, or unique business models. Over time, our network has expanded due to our team’s active involvement in sourcing, investing in, and managing businesses across our target sectors.

Following the completion of our IPO, our management team will utilize its connections and industry insights to establish specific criteria for identifying potential merger or acquisition targets and to outline our approach for the business combination process. This will initiate our search for, and evaluation of, promising opportunities.

Our primary goal is to provide attractive returns to our shareholders and enhance value by improving the performance of the acquired company. This may include facilitating access to crucial growth capital. We aim to prioritize companies with certain key attributes, such as:

●	A history of stable, long-term growth coupled with promising future prospects.

●	Strong competitive advantages that support continued business expansion.

●	Utilization of advanced technologies, new materials, and sustainable business models.

●	Ownership or control of, or access to, advanced manufacturing facilities.

●	The capacity to meet high demand in fast-growing markets.

●	The ability to adapt to industrial upgrading trends.

●	Adherence to high environmental, social, and governance (ESG) standards.

With our extensive network and combined team expertise in business investment and operations, we specifically target companies in emerging markets with substantial growth potential. Our focus includes:

●	Companies with products and services for large markets, establishing a first-mover advantage and core competency;

●	Platform-based or closed-loop businesses utilizing cutting-edge technologies;

●	Products and services that disrupt traditional markets with new technologies;

●	Scalable business models that quickly generate free cash flow; and

●	Companies with a track record of operational efficiency and strong financial performance, backed by experienced management.

By sticking to this refined strategy, we aim to capitalize on opportunities that offer a strong industry context and the potential for significant growth.

Opportunity & Acquisition Target Criteria

Our focus is on acquiring small-cap companies that demonstrate substantial potential for growth in emerging markets. These companies typically benefit from mature and efficient operations, innovative technologies, new materials, or novel business models. We are particularly interested in industries that present significant market opportunities, are characterized by high demand for industrial upgrading, and feature a large pool of emerging high-growth companies that meet the size criteria for potential acquisition targets.

We believe that our operational experience and established industry contacts uniquely position us to identify high-value opportunities within these sectors. Our acquisition targets will adhere to the principles of value investing, focusing on quality companies with specific catalysts and a clear path for growth. While we remain opportunistic and flexible in evaluating potential targets within this defined space, our primary focus will be on small-cap companies that possess one or more of the following attributes:

Target Size: We seek to acquire companies with significant revenue growth potential, valued between $650 million and $2 billion.

High Growth Geographic Markets: We intend to prioritize companies with international operations in fast-growing regions, capable of leveraging regional advantages effectively.

High Growth Industries: Our primary focus will be on companies in rapidly expanding sectors, or those undergoing significant industrial transformation, such as green and sustainable businesses, new materials, artificial intelligence applications, daily necessities production, and advanced equipment manufacturing.

Proven Financial Performance and Growth Potential: We will target businesses that exhibit recent revenue growth and possess strong expansion prospects, driven by new product offerings, technological advancements, innovative sales strategies, geographic diversification, cost reductions, and strategic acquisitions.

Competitive Advantage: We aim to acquire businesses with robust market positions, innovative technologies, deep industry insights, market leadership status, exclusive partnerships, strong brands, or distinct cost efficiencies.

Benefits of Going Public: We are particularly interested in companies that would benefit from the enhanced capital access and visibility associated with being publicly traded.

Experienced and Visionary Management: Our preference is for companies led by skilled, forward-thinking management teams with deep industry knowledge and a clear vision for growth.

High ESG Standards: We will prioritize companies that demonstrate strong commitments to environmental, social, and governance (ESG) standards, with an emphasis on sustainable and responsible business practices.

Market Trend Alignment: We aim to identify companies that are aligned with, or are leading, current market trends, positioning them to adapt effectively to changes in market dynamics and consumer preferences.

These criteria are guidelines and not exhaustive. Our evaluation may consider these and other relevant factors as needed. If we choose a company that does not meet all these criteria, we will disclose this to our shareholders in the communications concerning the merger or acquisition, which will include documents like proxy statements or tender offer announcements filed with the SEC.

Our management team will be primarily focused on creating shareholder value by efficiently guiding emerging high-growth companies toward commercialization. In line with our strategy, we have identified several general criteria and guidelines for evaluating prospective target businesses. While we intend to use these criteria in assessing potential acquisitions, we may adjust or deviate from them as appropriate:

●	We believe that a substantial number of potential target businesses, both domestically and internationally, exist at attractive valuations, which can benefit from a public listing and access to new capital to support significant revenue and earnings growth.

●	We aim to acquire companies with significant, underexploited expansion opportunities within specific industry sectors. This expansion can be achieved through organic growth acceleration and strategic add-on acquisitions. Our management team is highly skilled in identifying such targets and evaluating synergies to facilitate successful integrations. Additionally, our team has extensive experience in assisting companies with fundraising and navigating the regulatory approval process.

●	We will seek target companies that offer attractive risk-adjusted equity returns for our shareholders, assessing each based on its potential to achieve regulatory approval and successfully commercialize its products. We will evaluate potential financial returns based on factors such as risk-adjusted peak sales potential, the strength of the product pipeline, the ability to realize system cost savings, opportunities for growth through follow-on acquisitions, and value creation from other strategic initiatives.

●	We will focus on investing in businesses with a proven track record of success, emphasizing shareholder-friendly governance, low leverage, and attractive long-term return potential. We believe this investment approach offers a competitive edge, providing meaningful upside potential with downside protection, particularly in times of financial market volatility.

These guidelines are not exhaustive, and our evaluation of any specific target company may involve additional factors, as deemed relevant by our management team. We currently do not have any specific target business under consideration. Our officers and directors have not selected or engaged in substantive discussions regarding potential target businesses, nor have we taken steps to identify or locate suitable acquisition candidates. Additionally, we have not engaged any agents or representatives for this purpose.

Initial Business Combination

We will have 15 months from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination) without shareholder approval. We may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association, to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or that would affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 15 months of the closing the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in the prospectus), unless we provide public shareholders an opportunity to redeem their public shares in conjunction with any such amendment. If we are unable to consummate our initial business combination within the time period described above, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights will be worthless.

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after the IPO, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Members of our management team and their affiliates will directly or indirectly own ordinary shares and private rights following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity and other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, our executive officers are affiliated with the sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.” Our amended and restated memorandum and articles of association provide that, subject to fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act.

PRC Approvals

Below is a summary of potential PRC laws and regulations that could be interpreted by the in-charge PRC government authorities, namely, the CSRC, the CAC and their enforcement agencies, to require the company to obtain permission or approval in order to issue securities to foreign investors in connection with a business combination or offer securities to foreign investors. We do not believe that any permission or approval is required under the PRC laws or regulations to offer securities to non-PRC investors. In addition, as we do not have any material operations in China, we believe that our company are not required to obtain any material licenses or approvals from PRC governmental authorities because our principal executive offices are located in Hong Kong, and our executive officers and directors are located in, or have significant ties to, China. However, there is no assurance that such approval or permission will not be required under the PRC laws, regulations or policies if the relevant governmental authorities take a contrary position, nor can the company predict whether or how long it will take to obtain such approval if so required.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors adopted by six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce (the “SAMR”), the CSRC, and the SAFE in 2006 and amended in 2009, as well as some other regulations and rules concerning mergers and acquisitions (collectively, the “M&A Rules”) include provisions that purport to require that an offshore special purpose vehicle that is controlled by PRC domestic companies or individuals and that has been formed for the purpose of an overseas listing of securities through acquisitions of PRC domestic companies or assets to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published its approval procedures for overseas listings by special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles. While the application of the M&A Rules remains unclear, the company believes that the CSRC approval would not be required in the context of a business combination because (1) the M&A Rules provide that the acquisition of the equity held by the shareholders of a “domestic company” (i.e., a non-foreign investment company) or the subscription for the new shares issued by a “domestic company” by the shareholders of an offshore special purpose vehicle with the equity of such offshore special purpose vehicle, or by the offshore special purpose vehicle with its new shares for the purpose of the overseas listing of such offshore special purpose vehicle, shall be subject to the approval of the CSRC; while the company currently is a foreign-invested enterprise rather than a “domestic company” as defined under the M&A Rules, and (2) the CSRC currently has not issued any definitive rule or interpretation concerning whether a transaction of the kind contemplated herein is subject to the M&A Rules. However, uncertainties still exist as to how the M&A Rules will be interpreted and implemented.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Based on our understanding of the current PRC laws and regulations, as we do not have any material operations in China, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning whether offerings like ours under the prospectus are subject to the “M&A Rules and the Trial Measures; and (b) our company is a blank check company incorporated in the British Virgin Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China although our principal executive offices are located in Hong Kong, we believe that our company, our officers and/or directors are not required to obtain any licenses or approvals or subject to registration with the CSRC pursuant to the Trial Measures and under applicable PRC laws and regulations, for consummation of this IPO and while seeking a target for the initial business combination. We also believe that our officers and directors do not fall under or are not governed by requirements from the CSRC, and we are not required to obtain approvals from any PRC government entity, including the CSRC or the CAC, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or to search for a target company. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, applicable laws, regulations, or interpretations of the PRC may change or we could be mistaken about these rules applicability, and the relevant PRC government agencies could reach a different conclusion and may subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC target company. If the CSRC or the CAC, or any other governmental or regulatory body subsequently determines that its approval is needed for the IPO, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC, CAC and/or other PRC regulatory agencies. It is uncertain whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If approval is required in the future, including pursuant to the Trial Measures, and we are denied permission from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect our ability to complete a business combination in which case we may have to liquidate which would be adverse to the interests of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

Our Competitive Advantages

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account initially in the amount of $57,500,000, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from the IPO, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private units, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our ordinary shares, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not identified any acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, to identify any acquisition target. From the date of our formation through the date of our prospectus, there have been no communications or discussions between any of our officers, directors or the sponsor and any of their contacts or relationships regarding a potential initial business combination with our company. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the rules of Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings that will not commence until after the completion of the IPO. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting.

Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business or businesses

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If our securities are not listed on Nasdaq after the IPO, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account (net of taxes payable), in each case calculated as of two business days prior to the consummation of the business combination and subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. If enough shareholders tender their shares so that we are unable to satisfy any applicable closing condition set forth in the definitive agreement related to our initial business combination, or we are unable to maintain net tangible assets of at least $5,000,001 (after payment of deferred underwriting discounts and net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes or for use as working capital) upon consummation of a business combination, we will not consummate such initial business combination. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 (after payment of deferred underwriting discounts and net of taxes payable on the income earned on the trust account and funds previously released to the company to pay our taxes or for use as working capital) either immediately prior to or upon such consummation, or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act (so that we are not subject to the SEC’s “penny stock” rules) and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain affirmative vote of a majority of not less than two-thirds of the voting rights held by such shareholders as, being entitled to do so, vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in our prospectus) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to redeem any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in the IPO or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or to redeem their shares, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of the then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per share, whether or not the underwriters’ over-allotment option is exercised in full. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

At any general meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the IPO. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent shareholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the redemption right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a shareholder’s ability to redeem no more than 20% of the shares sold in the IPO, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to deliver their shares prior to a specified date. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their redemption and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during the IPO in favor of our initial business combination. Any shares purchased from public shareholders by the initial shareholders or their affiliates would not be voted in favor of approving a business combination transaction.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met, or to reduce the number of shares being submitted for redemption. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. If such arrangements or agreements are entered into, we would file a Current Report on Form 8-K before our security holder meeting to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the initial business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we has received redemption requests.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Additionally, in the event our sponsor, directors, executive officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, executive officers, advisors or any of their affiliates may purchase shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, executive officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, executive officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

●	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Redemption of public shares and liquidation if no initial business combination

We will have 15 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Equiniti Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, the sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $500,000 or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three months extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters’ over-allotment option is exercised in full), or approximately $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

However, we may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association, to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or that would affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 15 months of the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in our prospectus), unless we provide public shareholders an opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

If we are unable to consummate our initial business combination within the completion window, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our amended and restated memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Law.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO. However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless in the event we do not consummate our initial business combination within the allotted time period.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of any taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of the IPO.

If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, the sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. However, the sponsor may not be able to satisfy those obligations. Other than as described above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely the sponsor would be able to satisfy its indemnity obligations if it was required to do so. However, we believe the likelihood of the sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and the sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full).

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up”. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within the allotted time period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within the allotted time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting discounts and taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.235 billion, or the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Facilities

We currently maintain our executive offices at Unit B 17/F, Success Commercial Building, 245-25, Hennessy Road, Wanchai, Hong Kong. We consider our current office space adequate for our current operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. However, in addition to the “Risk Factors” section to the Prospectus filed with the SEC on January 30, 2026, we believe the various risks as set forth below could have a material effect on the Company and its operations. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, the Company had cash of $1,824,242 and a working capital deficit of $3,590,521. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at Unit B 17/F, Success Commercial Building, 245-25, Hennessy Road, Wanchai, Hong Kong. Such space, utilities and secretarial and administrative services will be provided to us free of charge by the sponsor. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the NASDAQ Capital Market under the symbol “NBRGU” on January 30, 2026. The Class A ordinary shares and rights comprising the units will begin separate trading on NASDAQ on March 23, 2026, under the symbols “NBRG” and “NBRGR,” respectively.

Holders of Record

As of March 23, 2026, there were 7,546,250 (inclusive of ordinary shares included in our units) of our ordinary shares issued and outstanding, held by a total of 8 record holders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On February 2, 2026, we consummated our IPO of 5,000,000 units (the “Units”). Each Unit consists of one Class A Ordinary Share and one Right to receive one-eighth (1/8) of one Class A Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated January 29, 2026, we granted Kingswood Capital Partners, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

Simultaneously with the closing of the IPO on February 2, 2026, we consummated the Private Placement with the Sponsor of 186,250 Private Units, generating total proceeds of $1,862,500. The Private Units are identical to the Units sold in the IPO. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On February 2, 2026, a total of $57,500,000 of the net proceeds from the sale of the Units in the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at Citibank, N.A. maintained by Equiniti Trust Company, LLC, acting as trustee.

We paid a total of $862,500 in underwriting discounts and $695,394 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” and elsewhere in this annual report on Form 10-K.

Overview

We are a blank check company incorporated as a British Virgin Islands business company on April 16, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. As such, although we are not targeting target companies in China, we may consider a business combination with an entity or business with a physical presence or other significant ties to China, including Hong Kong and Macau, which may subject the post-business combination business to the laws, regulations and policies of China. We intend to utilize cash derived from the proceeds of the Initial Public Offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the years ended December 31, 2024 and 2025, we had a net loss of $140,962 and $221,014, respectively, which consisted of formation and operating expenses.

Liquidity and Capital Resources

On February 2, 2026, the Company consummated its Initial Public Offering of 5,750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000, including the full exercise by the underwriters of their over-allotment option in the amount of 750,000 units. Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 186,250 units at a price of $10.00 per unit for an aggregate purchase price of $1,862,500 in a private placement.

A total of $57,500,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders, with Equinity Trust Company, LLC acting as trustee.

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

As of December 31, 2025, we had $1,824,242 in cash and a working capital deficit of $3,590,521. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and an aggregate of up to $6,500,000 in loans available from the sponsor under an unsecured promissory note executed on May 1, 2021 and an unsecured promissory note executed on May 1 and November 15, 2025, and due at the closing of this offering. As of December 31, 2025, we have borrowed $5,414,763 under the promissory note with the sponsor. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

The Company will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements with affiliates of Sponsor to pay an aggregate of $6,831 per month for office space, utilities, and secretarial and administrative support.

The underwriters were entitled to a cash underwriting discount of half and one percent (1.5%) of the gross proceeds of the Initial Public Offering, amounting to $862,500.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 23, 2026.

Name	Age	Position
Yongsheng Liu	56	Director, Chief Executive Officer, and Chairman
Zhen Li	37	Chief Financial Officer
Jining Li	67	Director
Russelle Kinpui Choi	67	Independent Director
Angela Lee	57	Independent Director
Laurent Patrick André Michelon	51	Independent Director

Yongsheng Liu, CEO and Chairman

Mr. Liu has been our Chief Executive Officer and Chairman of our Board since April 2021. Throughout the past 20 years, Mr. Liu has assumed various corporate leadership positions and demonstrated his strong execution ability and in-depth knowledge in private equity and corporate M&A transactions across a wide range of sectors including aviation, consumer, financial institutions, and technology. From April 2021 to May 2023, Mr. Liu served as the chief operating officer of Goldenstone Acquisition Limited, a special purpose acquisition company (OTC Markets: GDST) (“Goldenstone”). He served as the chairman and chief executive officer of Wealthbridge Acquisition Limited, a special purpose acquisition company (“Wealthbridge”), from June 2018 until its business combination with Scienjoy Inc. (“Scienjoy”) in May 2020, and currently serves as a director of Scienjoy’s board since then. From August 2020 to May 2023, Mr. Liu served as the chairman and chief executive officer of Goldenbridge Acquisition Limited, a special purpose acquisition company (“Goldenbridge”), from August 2020 until its business combination with SunCar Technology Group Inc. (“SunCar”) in May 2023, and currently serves as a director of SunCar since then. From March 2017 to April 2018, Mr. Liu served as the chairman and chief executive officer of Royal China Holdings Limited (HKEx: 01683), during which he spearheaded the company’s international growth strategy and focused on acquiring targets in the aviation industry and finance sector. From the beginning of 2013 to March 2017, Mr. Liu was the chairman of Joy Air General Aviation, chairman of Cambodia Bayon Airlines, vice chairman of Everbright and Joy International Leasing Company, and president of General Aviation Investment Company (Shanghai). From April 2004 to August 2008, Mr. Liu also served as chief strategy officer of United Eagle Airlines (subsequently renamed to Chengdu Airlines). From December 1994 to June 2000, Mr. Liu was a manager of China Southern Airlines responsible for ground staff training.

Mr. Liu received his master degree from University of Ottawa in 2002 and his bachelor’s degree from Civil Aviation University of China in 1992. We believe Mr. Liu is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

Zhen Li, CFO

Zhen Li has served as our Chief Financial Officer since October 2024. Zhen Li is a citizen and resident of China. Mr. Li has over ten years of experience in SPACs, financial services, investment management, credit risk management and entrepreneurship. Mr. Li served as Board Secretary of Wealthbridge’s board from March 2019 until Wealthbridge’s business combination with Scienjoy in May 2020. Mr. Li held the same position at Goldenbridge from September 2020 until Goldenbridge’s business combination with SunCar in May 2023. Earlier in his career, Mr. Li founded and served as Chief Executive Officer of Shanghai Yimi Investment Management Co., Ltd. from January 2016 to October 2018. During his tenure, he developed innovative financial products such as Yifushui, offering credit-based, unsecured financial services to enterprises. Prior to that, Mr. Li served as Vice President of Shanghai Baotong Finance Leasing Co., Ltd. from July 2014 to December 2015, and from April 2013 to June 2024, he served as a Credit Review Manager at HSBC Bank (Shanghai) Co., Ltd., where he gained deep expertise in credit risk assessment, policy development, and financial management. Zhen Li is the son of Jining Li, who is our director and an affiliate of our sponsor.

Mr. Li holds a Bachelor’s Degree in Finance from the University of Kansas in December 2012. We believe Mr. Li is qualified to serve as our Chief Financial Officer due to his track record of success in the SPAC sector and his experience in financial management, financial services and credit risk management.

Jining Li, Director

Mr. Li has served as our director since April 2021. Mr. Li is a citizen and resides in Hong Kong. Mr. Li served as a director of Goldenbridge from March 2021 until its business combination with SunCar in May 2023. Mr. Li served as the director of Wealthbridge from June 2018 until its business combination with Scienjoy Inc. in May 2020. From May 2020 to September 2021, he served as an independent director of Scienjoy. From May 2011 to December 2019, Mr. Li was the founder and the chairman of Star Jet Co., Ltd, a private jet company in Shanghai, China. He has also served as a director of Keen Nice Communications Limited since November 2017. Prior to Star Jet, Mr. Li founded United Eagle Airlines as the first non-government-owned airline company in the history of Chinese aviation industry in 2004. From 2004 to 2008, Mr. Li was the chairman of United Eagle Airlines. From 2005 to 2007, he served as the chairman of China Internet Investment Finance Holdings Limited (HKEx: 00810). In 1998, Mr. Li founded Guangdong Ying Lian Tong Telecommunication Services Co., Ltd and served as Chairman until 2004. From 1990 to 1998, Mr. Li served as chairman of Huahui Import and Export Trading Company. From 1988 to 1990, Mr. Li served as a manager in Guangdong Branch of China Council for the Promotion of International Trade.

We believe that Mr. Li is qualified to serve on our board of directors based on his expertise in business management and his transaction experience.

Angela Lee, Independent Director

Ms. Angela Lee has served as our independent director since October 2024. Ms. Lee is a U.S. citizen and resides in China. With over 20 years of experience in investment banking, mergers and acquisitions, and financial advisory, Ms. Lee brings a wealth of expertise to our board. She worked for a number of major financial institutions including Macquarie Group from 2007 to 2023 where she was the Head of Southeast Asia and Greater China for Macquarie’s semiconductor business, responsible for spearheading Macquarie’s Asia growth strategy. After leaving Macquarie Group in December 2023, Ms. Lee launched her own advisory business, focusing on cross-border M&A and physical commodities trading.

Ms. Lee holds a Bachelor’s Degree in Economics from Brown University in 1989 and a MBA Degree from Clark University in 1992. We believe Ms. Lee is well qualified to serve as our director due to her vast experience in investment banking, M&A, and her deep expertise in the technology and financial sectors.

Russelle Kinpui Choi, Independent Director

Mr. Choi has served as our independent director since March 2022. Mr. Choi is a citizen and resides in Hong Kong. He has over 26 years of senior management experience in telecommunication industry in Hong Kong, U.S. and China. Mr. Choi served as an independent director of Wealthbridge from September 2018 until its business combination with Scienjoy in May 2020. Mr. Choi served as an independent director of Goldenbridge from August 2020 until its business combination in May 2023. Since January 2013, Mr. Choi has served as Non-Executive Director of Success Universal Group Limited (HKEx:00487). From 2002 to 2006, he was the president and chief executive officer of Elephant Talk Communications Inc. Mr. Choi founded Elephant Talk Limited in 1994, a wholly-owned subsidiary of Elephant Talk Communications Inc. From April 1994 to August 2002, Mr. Choi was the chief executive officer of Elephant Talk Limited. Previously, he also served as the chairman of ET Network Services Limited (later known as Guangdong Ming Ying Financial Leasing Co Limited), a Hong Kong-based company which specializes in providing telecommunication services in China.

We believe Mr. Choi is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Laurent Patrick André Michelon, Independent Director

Mr. Michelon has served as our independent director since October 2024. Mr. Michelon is a citizen of France and resides in Hong Kong. With a diverse and dynamic career spanning over two decades, Mr. Michelon brings substantial expertise in marketing strategy, business development, and international relations to our board. Since July 2022, Mr. Michelon has served as the Director of Marketing & Business Development (Europe) for Golden Bridge Growth Limited, the management company of Golden Bridge M&A Limited Partnership Fund, a sponsor company in SPACs listed on NASDAQ, NYSE or HKEX. In this role, he is responsible for sourcing and evaluating acquisition targets in Europe and mainland China for Golden Bridge’s SPACs listed on NASDAQ, NYSE, and HKEX. Additionally, he introduces European and Chinese investors and financial institutions to investment opportunities within Golden Bridge’s SPAC portfolio. Since June 2019, Mr. Michelon has served as a Marketing Strategy Consultant at Kalliste Consulting, where he provides branding and marketing strategy consulting to Chinese corporations expanding into the European market and European corporations entering Greater China. His work spans various industries, including automotive, engineering, pharmaceuticals, and FMCG (cosmetics). From March 2016 to June 2019, he worked with BlueFocus International/Metta Beijing, creating and implementing strategic branding, marketing, and communication solutions for clients in the automotive, internet, sports apparel, pharmaceutical, tourism, and trade sectors. Mr. Michelon co-founded and directed Kalliste Fine Arts in Hong Kong from 2008 to 2021, advising and brokering art investments. He also served as Director of Strategic Planning and Nestlé Greater China Account Director at McCann Erickson in Beijing from 2007 to 2008. His earlier roles also include serving as Film & Culture Counsellor at the French Institute in Taipei and the French Embassy in Beijing from 2004 to 2007, as well as strategic planning and client service roles at Publicis Paris & Taiwan and Saatchi & Saatchi.

Mr. Michelon holds a Diploma in Advanced Studies in Political Science from the Institute for Political Studies (IEP de Paris), France in 2002. He also holds an M.A. in International Politics & Economics from IEP de Paris in 2000, and a B.A. in Chinese Studies from the National Institute for Oriental Languages & Civilisations (INALCO), France from 1997. He holds a B.A. in Political Science & East-Asian Studies from the University of Montreal, Canada in 1996. With his extensive experience in SPACs, strategic planning, market entry, international business development, and his broad expertise in both European and Asian markets, we believe Mr. Michelon is well qualified to contribute valuable insights and strategic direction to our company’s growth and success.

We believe that our independent directors will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on the companies exhibiting substantial potential in emerging markets driven by innovative technologies or novel business models and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

The past performance of the members of our management team, or the sponsor or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Each of our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination. For more information, see the section of the prospectus entitled “Management — Conflicts of Interest” and see “Risk Factors.”

Committees of the Board of Directors

Our Board has four standing committees: an executive committee, an audit committee, a compensation committee and a nominating and corporate governance committee. NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and subject to certain limited exceptions, NASDAQ rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Our audit committee, compensation committee and nominating and corporate governance committee are each governed by a written charter, which charters are incorporated by reference as s Exhibits 99.1, 99.2, and 99.3 to this annual report. In addition, a copy of any or all of these charters will be provided by us without charge upon request.

Audit Committee

We have established an audit committee of the board of directors. Russelle Kinpui Choi, Angela Lee and Laurent Patrick André Michelon serve as members of our audit committee. Russelle Kinpui Choi chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Russelle Kinpui Choi, Angela Lee and Laurent Patrick André Michelon are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Russelle Kinpui Choi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our Compensation Committee are Russelle Kinpui Choi, Angela Lee and Laurent Patrick André Michelon. Russelle Kinpui Choi chairs the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We have established a nominating committee of the board of directors, which consists of Russelle Kinpui Choi, Angela Lee and Laurent Patrick André Michelon, each of whom is an independent director under Nasdaq’s listing standards. Russelle Kinpui Choi chairs the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of our Code of Ethics is incorporated by reference as Exhibit 14 to this annual report. In addition, a copy of the Code of Ethics will be provided by us without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	Our sponsor and members of our management team will directly or indirectly own our securities following the IPO, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The sponsor purchased an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. The low price that our sponsor, officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 15 months from the closing of the IPO (or 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time, as described in more detail in our prospectus), or by such earlier liquidation date as our board of directors may approve, the founder shares, private shares and private rights will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

●	Our initial shareholders purchased founder shares prior to the date of our prospectus and the sponsor purchased the private units in transactions that closed simultaneously with the closing of the IPO. Our initial shareholders have agreed to waive their right to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders acquire public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless, which could create an incentive our officers and directors to complete any transaction, regardless of its ultimate value.

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity and other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. For a summary of the entities to which our officers and directors currently have fiduciary duties or contractual obligations, see “Management — Conflicts of Interest.” Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, and only present it to us if such entity rejects the opportunity, subject to their fiduciary duties under British Virgin Islands law.

●	Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers, and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Members of our management team have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described in the prospectus under “Summary — the Offering — Limited payments to insiders”.

●	In the event our sponsor, officers, directors or their affiliates provide working capital loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations which will take priority over us.

Individual	Entity/company name	Entity’s Business/industry	Affiliation/Position (e.g. CEO/CFO/Director/ Managing Director/ Chairman/Chairperson)
Yongsheng Liu	● Scienjoy Holding Corporation	● rovider of mobile live streaming platforms in China	● Director
	● SunCar Technology Group Inc.	● cloud-based provider of digitalized enterprise auto services and auto insurance service in China	● Independent Director
	● Wealth Path Holding Limited	● Investment	● Director

Individual	Entity/company name	Entity’s Business/industry	Affiliation/Position (e.g. CEO/CFO/Director/ Managing Director/ Chairman/Chairperson)
Zhen Li	—	—	—
Jining Li	● Wealth Path Holding Limited	● Investment	● Director
	● Keen Nice Communications Limited	● Investment	● Director
Russelle Kinpui Choi	● Success Universal Group Limited	● Property, entertainment, travel and hotel business	● Non-Executive Director
Angela Lee	—	—	—
Laurent Patrick André Michelon	● Golden Bridge Growth Limited	● fund management, SPAC investments and mergers acquisitions	● Director of Marketing Business Development (Europe)
	● Kalliste Consulting	● consulting	● Marketing Strategy Consultant

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provide that, subject to fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial shareholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty or duty of care. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the NASDAQ Capital Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

each of our officers and directors that beneficially owns ordinary shares; and all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares(2)
Wealth Path Holdings Limited(3)	1,225,000	16.23%
Yongsheng Liu(4)	288,750	3.83%
Zhen Li	50,000	-
Jining Li(3)	1,225,000	16.23
Russelle Kin Pui Choi	20,000	-
Angela Lee	20,000	-
Laurent Patrick André Michelon	20,000	-
All directors and executive officers as a group (6 individuals)	1,623,750	21.52	%(3)
Feis Equities LLC(5)	499,000	6.61%

(1)	Unless otherwise indicated, the business address of each of the following entities or the individuals is c/o Newbridge Acquisition Limited, Unit B 17/F, Success Commercial Building, 245-25, Hennessy Road, Wanchai, Hong Kong.

(2)	All percentages are approximate, and are based upon a total of 7,546,250 ordinary shares outstanding (inclusive of shares included in our units) as of March 23, 2026.

(3)	Represents Class B ordinary shares held by the sponsor. Jining Li owns and controls, Wealth Path Holdings Limited, our sponsor, and as such, Mr. Li has voting and investment discretion with respect to the ordinary shares held of record by our sponsor. By virtue of this relationship, Mr. Li may be deemed to have beneficial ownership of the ordinary shares held of record by our sponsor.

(4)	Consists of 288,750 Class B ordinary shares held by Index Capital Management Limited, which is owned and controlled by Yongsheng Liu.

(5)

Pursuant to the schedule 13G filed jointly by Feis Equities LLC and Lawrence M. Feis on February 4, 2026. The address for the reporting persons is 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.

Immediately after the IPO, our initial shareholders will beneficially own approximately 21.52% of the then issued and outstanding ordinary shares (assuming our initial shareholders do not purchase any units in the IPO). Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the appointment of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

To the extent the underwriters do not exercise the over-allotment option, up to an aggregate of 187,500 founder shares held by the sponsor will be subject to forfeiture. The sponsor will be required to forfeit only a number of founder shares necessary to maintain our initial shareholders’ 20% ownership interest in our ordinary shares (assuming our initial shareholders do not purchase any units in the IPO and excluding the private units) after giving effect to the offering and without giving effect to the exercise, if any, of the underwriters’ over-allotment option.

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

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to our officers, directors, shareholders, employees and members of the sponsor and their affiliates, (2) if a holder is an entity, as a distribution to its, partners, shareholders or members upon its liquidation, (3) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (4) by virtue of the laws of descent and distribution upon death, (5) pursuant to a qualified domestic relations order, (6) by certain pledges to secure obligations incurred in connection with purchases of our securities, (7) by private sales at prices no greater than the price at which the shares were originally purchased or (8) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 8 or with our prior consent) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Our sponsor purchased from us an aggregate of 186,250 private units at $10.00 per unit. Such purchases took place on a private placement basis simultaneously with the consummation of the IPO. The private units are identical to the units sold in this offering, except as described in the prospectus. The holders have agreed not to transfer, assign or sell any of the private units until 30 days after the completion of our initial business combination.

Registration Rights

Our initial shareholders and their permitted transferees can demand that we register the founder shares, the private units and the underlying private shares and private rights and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights, pursuant to an agreement signed on January 29, 2026. The holders of such securities are entitled to demand that we register these securities at any time after we consummate an initial business combination. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the IPO may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the IPO may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement. Notwithstanding the foregoing, the representative and/or its permitted designees may not exercise their demand and “piggy back” registration rights beyond five and seven years, respectively, after the commencement of sales of the IPO and may not exercise their demand rights on more than one occasion.

 Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2021 and February 2022, we issued a total of 2,875,000 ordinary shares to our sponsor, referred to in this annual report as the “insider shares” or “founder shares,” for a total purchase price of $25,000, or approximately $0.009 per share. Subsequently, our sponsor transferred an aggregate of 398,750 ordinary shares to our directors and officers and we forfeited 1,437,500 ordinary shares. In May 2025, our ordinary shares were reclassified and redesignated into Class A and Class B ordinary shares. This results in an effective purchase price of approximately $0.017 per share. Of these Class B ordinary shares, our sponsor holds 1,038,750 Class B ordinary shares.

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to the sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to the sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

On May 1, 2021, we issued a promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $500,000. On May 1, 2025, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $1,000,000. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement. As of December 31, 2025, the sponsor advanced to us, pursuant to such promissory notes, a total of $5,414,763 to be used for a portion of the expenses of the IPO. The loan is, at the discretion of the sponsor, due on the consummation of the IPO. Each promissory note will be payable without interest. Each promissory note will be repaid out of the proceeds of the IPO available to us for payment of offering expenses.

‘

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes. In the event that we are unable to consummate an initial business combination, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if the full amount of notes are issued and converted).

Simultaneously with the closing of the IPO on February 2, 2026, we consummated the Private Placement with the sponsor of 186,250 Private Units, generating total proceeds of $1,862,500. The Private Units are identical to the Units sold in the IPO. Additionally, the sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and private units, among other securities, which is described under the heading “Principal Shareholders — Registration Rights.”

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

Repayment loans that may be made to us by our sponsor to cover offering-related and organizational expenses. Such loans would be evidenced by promissory notes. If we consummate an initial business combination, the notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit ; and Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Russelle Kinpui Choi, Angela Lee and Laurent Patrick André Michelon are our independent directors. We will only enter into a business combination if it is approved by a majority of our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Enrome LLP (“Enrome”) acts as our independent registered public accounting firm. The following is a summary of fees paid to Enrome for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Enrome in connection with regulatory filings. The aggregate fees billed by Enrome for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC for the year ended December 31, 2025 totaled $60,000. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Enrome for consultations concerning financial accounting and reporting standards for the year ended December 31, 2025.

Tax Fees. For the year ended December 31, 2025, the aggregate fees billed by Enrome for services rendered for tax compliance, tax advice and tax planning totaled $0.

All Other Fees. For the year ended December 31, 2025, Enrome did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 29, 2026, (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
4.4	Rights Agreement, dated January 29, 2026, between the VStock Transfer LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
4.5*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated January 29, 2026, between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.2	Letter Agreements, dated January 29, 2026, with Wealth Path Holdings Limited and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.3	Indemnification Agreements, dated January 29, 2026, with each of the Company’s directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.4	Unit Subscription Agreement, dated January 29, 2026, between the Company and Wealth Path Holdings Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.5	Registration Rights Agreement, dated January 29, 2026, among the Company, Wealth Path Holdings Limited, the representative and each of the Company’s directors and officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).
10.6	Subscription Agreement, dated February 17, 2022, between the Company and Wealth Path Holdings Limited (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
10.7	Promissory Note dated May 1, 2021 issued to Wealth Path Holdings Limited (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
10.8	Promissory Note dated May 1, 2025 issued to Wealth Path Holdings Limited (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-289966) filed with the SEC on August 29, 2025).
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (No. 333-289966), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).

19*	Insider Trading Policy.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (No. 333-289966), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (No. 333-289966), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-1 (No. 333-289966), as amended by Amendment No. 4 to such Registration Statement, filed with the SEC on September 24, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2026

NEWBRIDGE ACQUISITION LIMITED

By:	/s/ Yongsheng Liu
Name:	Yongsheng Liu
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer	March 23, 2026
Yongsheng Liu	(Principal Executive Officer) and Director

/s/ Zhen Li	Chief Financial Officer	March 23, 2026
Zhen Li	(Principal Financial and Accounting Officer)

/s/ Jining Li	Director	March 23, 2026
Jining Li

/s/ Russelle Kinpui Choi	Director	March 23, 2026
Russelle Kinpui Choi

/s/ Angela Lee	Director	March 23, 2026
Angela Lee

/s/ Laurent Patrick André Michelon	Director	March 23, 2026
Laurent Patrick André Michelon

NEWBRIDGE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Newbridge Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newbridge Acquisition Limited (the “Company”) as of December 31, 2024 and 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years ended December 31, 2024 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, the Company had a working capital deficit of $3,590,521, an accumulated deficit of $620,122 and a shareholders’ deficit of $595,122. For the year ended December 31, 2025, the Company had a net loss of $221,014 and negative operating cash flows of $221,014. that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Enrome LLP
We have served as the Company’s auditor since 2024
Singapore
March 23, 2026

NEWBRIDGE ACQUISITION LIMITED
BALANCE SHEETS

	As of December 31,
	2024	2025

Assets
Current asset
Cash	$9,456	$1,824,242
Total current asset	9,456	1,824,242
Cash and marketable securities held in trust	-	2,700,000
Deferred offering costs	85,787	295,399
Total Assets	$95,243	$4,819,641

Liabilities and Shareholders’ Deficit
Promissory note – related party	$469,351	$5,414,763
Total current liabilities	469,351	5,414,763
Total Liabilities	469,351	5,414,763

Commitments and Contingencies (Note 6)

Shareholders’ deficit
Class B ordinary shares, no par value, 10,000,000 authorized shares, 2,875,000 shares issued and outstanding as of December 31, 2024 and 1,437,500 shares issued and outstanding as of December 31, 2025(1)(2)	25,000	25,000
Accumulated deficit	(399,108)	(620,122)
Total shareholders’ deficit	(374,108)	(595,122)
Total Liabilities and Shareholders’ Deficit	$95,243	$4,819,641

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company (See Note 7).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
STATEMENT OF OPERATIONS

	For the years ended December 31,
	2024	2025
Formation costs and operating costs	$140,962	$221,014
Net loss	$(140,962)	$(221,014)

Basic and diluted weighted average ordinary shares outstanding(1)(2)	2,687,500	1,553,253

Basic and diluted net loss per ordinary share	$(0.05)	$(0.14)

(1)	This number excludes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company (See Note 7).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Accumulated	Total shareholders’
	Class B	Amount	deficit	deficit
Balance as of December 31, 2023	2,875,000	$25,000	$(258,146)	$(233,146)
Net loss			(140,962)	(140,962)
Balance as of December 31, 2024	2,875,000	$25,000	$(399,108)	$(374,108)
Net loss	—	—	(221,014)	(221,014)
Forfeited shares	(1,437,500)	—	—	—
Balance as of December 31, 2025	1,437,500	$25,000	$(620,122)	$(595,122)

(1)	This number includes an aggregate of up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2025
Cash Flows from Operating Activity:
Net loss	$(140,962)	$(221,014)
Net Cash Used in Operating Activity	(140,962)	(221,014)

Cash Flows from Investing Activity:
Investment of cash into Trust Account	$-	$(2,700,000)
Net Cash Used in Investing Activity	-	(2,700,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	150,000	4,945,412
Payment for deferred offering costs	(4,231)	(209,612)
Net Cash Provided by Financing Activities	145,769	4,735,800

Net Change in Cash	4,807	1,814,786
Cash, at the beginning of year	4,649	9,456
Cash, at the end of year	$9,456	$1,824,242

The accompanying notes are an integral part of these financial statements.

NEWBRIDGE ACQUISITION LIMITED
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the year ended December 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Wealth Path Holdings Limited, a BVI business company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. The post-effective amendment to the registration statement was declared effective by the SEC on December 18, 2025. On February 2, 2026, the Company consummated the Initial Public Offering of 5,750,000 units (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “Public Shares”), including the full exercise by the underwriters of their over-allotment option in the amount of 750,000 units, at $10.00 per unit, generating gross proceeds of $57,500,000. Each unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 186,250 private units (the “Private Units”), at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Wealth Path Holdings Limited (the “sponsor”), generating gross proceeds of $1,862,500, which is described in Note 9. Each Private Placement unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

Transaction costs amounted to $1,557,894, consisting of $862,500 of cash underwriting fees, and $695,394 of other offering costs.

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

Following the closing of the Initial Public Offering on February 2, 2026, an amount of $57,500,000 from the net proceeds from the Unit sold in the Initial Public Offering with total redemption value of $10.00, and the sale of the Private Placement Units, was held in a Trust Account (“Trust Account”), which invest only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection. Therefore, unless and until our initial business combination is consummated, the proceeds held in the trust account will not be available for our use for any expenses related to this offering or expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with our initial Business Combination.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to our obligations to provide for claims of creditors and the requirements of applicable law. This redemption of public shareholders from the trust account shall be effected as required by function of the Company’s amended and restated memorandum and articles of association and prior to commencing any voluntary liquidation.

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

Going Concern Consideration

As of December 31, 2025, the Company had a working capital deficit of $3,590,521, an accumulated deficit of $620,122 and a shareholders’ deficit of $595,122. For the year ended December 31, 2025, the Company had a net loss of $221,014 and negative operating cash flows of $221,014. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has 15 months to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2025. As of December 31, 2024 and 2025, the Company has $9,456 and $1,824,242 of cash, respectively.

Cash and Marketable Securities Held in Trust

As of December 31, 2024 and 2025, the Company had aggregated nil and $2,700,000 in cash held in the Trust Account with Equinity Trust Company, LLC, respectively.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares will be charged to temporary equity and offering costs allocated to share rights included in the Public and Private Placement Units will be charged to shareholder’s equity as the share rights included in the Public and Private Placement Units after management’s evaluation will be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5). As of December 31, 2024 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the years ended December 31, 2024 and 2025.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 —Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 2, 2026, the Company consummated its Initial Public Offering of 5,750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000, including the full exercise by the underwriters of their over-allotment option in the amount of 750,000 units. Each unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. No fractional rights will be issued upon separation of the units. Therefore, the holder must have eight rights to receive one Class A ordinary share at the closing of the initial business combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 186,250 units at a price of $10.00 per unit for an aggregate purchase price of $1,862,500 in a private placement. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell any of the private units and underlying ordinary shares until 30 days after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Note 5 — Related Party Transactions

Founder Shares

The Company’s Sponsor paid $25,000, or approximately $0.009 per share, for an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to the initial business combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing if the last reported sale price of the Company’s ordinary shares equal or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganization, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial business combination the founder shares will not be subject to such transfer restrictions.

The Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees) until 30 days after the completion of our initial business combination or earlier if, subsequent to the initial business combination, the Company consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 1, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities. On May 1, 2025, a new agreement was signed, under which the total borrowings shall not exceed $1,000,000. These loans will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement.

As of December 31, 2024 and 2025, the Company had borrowed $469,351 and $5,414,763 under the promissory note. In February, 2026, the Company made the repayment of $1,504,956.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of December 31, 2024 and 2025, the Company had no borrowings under the Working Capital Loans.

Extension Note

The Company will have until 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into among the Company and Equinity Trust Company, LLC on the date of the prospectus for the Initial Public offering, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $500,000 or up to $575,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three months extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriter’s over-allotment option is exercised in full), or approximately $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If the Company complete the initial business combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to it. Otherwise, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company do not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. No vote on or redemption of shares in connection with any such extension.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to an agreement to be entered into on the date of the prospectus, the Company’s initial shareholders and their permitted transferees can demand that the Company register for resale the founder shares, the private units and the underlying private shares and private rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights. The holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in this offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in this offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

Kingswood Capital Partners, LLC (“Kingswood”) has a 45-day option to purchase up to 750,000 units (over and above the 5,000,000 units referred to above) solely to cover over-allotments, if any. As of February 2, 2026, the underwriters fully exercised the over-allotment option to purchase 750,000 Public Units, generating gross proceeds to the Company of $7,500,000.

The underwriters were entitled to a cash underwriting discount of half and one percent (1.5%) of the gross proceeds of the Initial Public Offering, amounting to $862,500.

Representative’s Ordinary Shares

The Company issued to Kingswood and/or its designees, 150,000 ordinary shares upon the consummation of the Initial Public offering as part of the underwriting compensation. Kingswood has agreed not to transfer, assign or sell any such shares until the completion of our initial Business Combination. In addition, the Representative Shares are being registered in the registration statement in connection with the Offering. Kingswood agrees not to transfer, assign or sell any such shares until the completion of an initial business combination. In addition, Kingswood has agreed (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of an initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to the Representative Shares if the Company fails to complete an initial business combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association.

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

On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company. Following these transfers and surrender, the Company’s currently issued and outstanding ordinary shares consist of 1,437,500 Class B ordinary shares and 0 Class A ordinary shares as of December 31, 2025.

The shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve the initial Business Combination, the Company’s initial shareholder, as well as the Company’s officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to this offering and any shares purchased in this offering or following this offering in the open market in favor of the proposed Business Combination.

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

Note 9 — Subsequent Events

On February 2, 2026, the Company consummated its Initial Public Offering of 5,750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000, including the full exercise by the underwriters of their over-allotment option in the amount of 750,000 units. Each unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 186,250 units at a price of $10.00 per unit for an aggregate purchase price of $1,862,500 in a private placement.

A total of $57,500,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public stockholders, with Equinity Trust Company, LLC acting as trustee.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 23, 2026  that the financial statements were available to be issued. Except for the events mentioned above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.