Form 10-Q
period 2026-03-31
Newbridge Acquisition Ltd
filed 2026-05-11
CIK 1918414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42968

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

As of May 11, 2026, there were 7,546,250 ordinary shares outstanding (inclusive of shares included in our units), including 6,108,750 Class A ordinary shares underlying the units, and 1,437,500 Class B ordinary shares issued and outstanding.

NEWBRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBRIDGE ACQUISITION LIMITED
BALANCE SHEETS

(In U.S. Dollar, except for share data, or otherwise noted)

	As of December 31,	As of March 31,
	2025	2026
		(Unaudited)
Assets
Current asset
Cash	$1,824,242	$1,846,192
Total current asset	1,824,242	1,846,192
Cash and marketable securities held in trust	2,700,000	57,806,561
Deferred offering costs	295,399	-
Total Assets	$4,819,641	$59,652,753

Liabilities and Shareholders’ Deficit
Promissory note - related party	$5,414,763	$2,347,287
Total current liabilities	5,414,763	2,347,287
Total Liabilities	5,414,763	2,347,287

Ordinary shares subject to redemption, 5,750,000 shares (at redemption price of $9.07 per share)	-	52,163,181

Commitments and Contingencies (Note 6)

Shareholders’ (deficit)/equity
Class A ordinary shares, no par value, 200,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2025 and 358,750 shares issued and outstanding as of March 31, 2026 (excluding 5,750,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, no par value, 10,000,000 authorized shares, 1,437,500 and 1,437,500 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	25,000	25,000
Additional paid-in capital	-	5,641,425
Accumulated deficit	(620,122)	(524,140)
Total shareholders’ (deficit)/equity	(595,122)	5,142,285
Total Liabilities and Shareholders’ (Deficit)/Equity	$4,819,641	$59,652,753

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENT OF OPERATIONS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the three months ended March 31,
	2025	2026
General and administrative expenses	$51,857	$210,579
Total operating expenses	(51,857)	(210,579)
Income earned on marketable securities held in Trust Account	-	306,561
Net (loss)/income	$(51,857)	$95,982

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	-	3,641,667
Basic and diluted net income per ordinary share, redeemable ordinary shares	-	0.02

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	2,479,861	1,664,708
Basic and diluted net (loss)/income per ordinary share, non-redeemable ordinary shares	(0.02)	0.02

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

(In U.S. Dollar, except for share data, or otherwise noted)

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Additional paid-in	Total shareholders’
	Shares	Amounts	Shares	Amounts	deficit	capital	(deficit)/equity
Balance as of December 31, 2024	-	-	2,875,000	25,000	(399,108)	-	(374,108)
Forfeited shares	-	-	(1,437,500)	-	-	-	-
Net loss	-	-	-	-	(51,857)	-	(51,857)
Balance as of March 31, 2025	-	$-	1,437,500	$25,000	(450,965)	-	(425,965)

Balance as of December 31, 2025	-	-	1,437,500	25,000	(620,122)	-	(595,122)
Net income	-	-	-	-	95,982	-	95,982
Sale of private placement	186,250	-	-	-	-	1,862,500	1,862,500
Issuance of representative shares	172,500	-	-	-	-	1,725,000	1,725,000
Fair value of right reclassification	-	-	-	-	-	2,874,975	2,874,975
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(821,050)	(821,050)
Balance as of March 31, 2026	358,750	$-	1,437,500	$25,000	(524,140)	5,641,425	5,142,285

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENTS OF CASH FLOWS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the three months ended March 31,
	2025	2026
Cash Flows from Operating Activities:
Net (loss)/income	$(51,857)	$95,982
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	-	(306,561)
Net Cash Used in Operating Activities	(51,857)	(210,579)

Cash Flows from Investing Activity:
Purchase of investment held in Trust Account	-	(54,800,000)
Net Cash Used in Investing Activity	-	(54,800,000)

Cash Flows from Financing Activities:
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	1,862,500
Proceeds from promissory note – related party	72,123	300,000
Repayment of promissory note — related party	-	(3,367,476)
Payment for deferred offering costs	(25,051)	(1,262,495)
Net Cash Provided by Financing Activities	47,072	55,032,529

Net Change in Cash	(4,785)	21,950
Cash, at the beginning of period	9,456	1,824,242
Cash, at the end of period	$4,671	$1,846,192

Supplemental Disclosure of Non-cash Financing Activities
Fair value of right reclassification	-	2,874,975
Fair value of representative shares	-	1,725,000
Accretion of ordinary shares subject to redemption value	-	821,050

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2026, the Company had not commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash and marketable securities held in trust from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 186,250 private units (the “Private Units”), at a price of $10.00 per Private Unit, in a private placement to the Company’s sponsor, Wealth Path Holdings Limited, generating gross proceeds of $1,862,500, which is described in Note 4. Each Private Placement unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

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

Going Concern Consideration

As of March 31, 2026, the Company had a working capital deficit of $501,095 and accumulated deficit of $524,140. For the three months ended March 31, 2026, net cash used in operating activities was $210,579. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has 15 months to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Changes in estimates are recognized in the period of change and future periods. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026. As of March 31, 2026, the Company has $1,846,192 of cash.

Cash and Marketable Securities Held in Trust

As of March 31, 2026, the Company had aggregated $57,806,561 in cash held in the Trust Account with Equinity Trust Company, LLC.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 2, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument, which is expected to be 15 months from the closing of the Initial Public Offering to our anticipated time frame to consummate an initial business combination. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of March 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(2,874,975)
Proceeds allocated to representative shares	(1,725,000)
Allocation of offering costs related to redeemable shares	(1,557,894)

Plus:
Accretion of carrying value to redemption value	821,050
Ordinary shares subject to possible redemption	$52,163,181

Rights Accounting

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth (1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-eighth (1/8) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of ten in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statement of operations.

As the rights issued upon the Initial Public Offering and Private Placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1:	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3:	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	March 31, 2026	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$57,806,561	$57,806,561	$-	$-

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2026, the rights are exercisable to purchase 742,031 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the Three Months Ended March 31, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net income	$66,228	$29,754
Denominators:
Weighted-average ordinary shares outstanding	3,641,667	1,664,708

Basic and diluted net income per share	$0.02	$0.02

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 —Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of February 2, 2026, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

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

Promissory Note — Related Party

On May 1, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities. On May 1, 2025, a new agreement was signed, under which the total borrowings shall not exceed $1,000,000. These loans will be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement. The Company agrees the funds were used to pay for the Company’s expenses of the Initial Public Offering and Business Combination with interest-free.

As of March 31, 2026, the Company had borrowed $2,347,287 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

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

Note 7 — Shareholders’ Equity

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

On March 18, 2025, the Company forfeited aggregately 1,437,500 Class B ordinary shares to the Company.

As of March 31, 2026, there were 358,750 Class A ordinary shares issued and outstanding, including 186,250 shares from Private Placement and 172,500 Representative Shares, and excluding 5,750,000 ordinary shares subject to possible redemption. As of March 31, 2026, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

The key measures of segment profit or loss reviewed by the CODM are income earned on marketable securities held in the Trust Account, and general and administrative expenses. The CODM reviews income earned on marketable securities held in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

All other segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 11, 2026 that the financial statements were available to be issued, and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

For the three months ended March 31, 2025 and 2026, we had a net loss of $51,857 and net income of $95,982, respectively, which primarily consisted of income earned on marketable securities held in Trust Account, and general and administrative expenses.

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

As of March 31, 2026, we had $1,846,192 in cash and a working capital deficit of $501,095. For the three months ended March 31, 2026, net cash used in operating activities was $210,579. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and an aggregate of up to $6,500,000 in loans available from the sponsor under an unsecured promissory note executed on May 1, 2021 and an unsecured promissory note executed on May 1, 2025, and due at the closing of this offering. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement. The funds were used to pay for our expenses of the Initial Public Offering and Business Combination with interest-free. As of March 31, 2026, we have borrowed $2,347,287 under the promissory note with the sponsor. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 5,750,000 shares of ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value over the period from the date Immediately upon the closing of the IPO, the Company recognized the accretion from initial carrying amount to redemption book value. The change in the carrying value of ordinary shares subject to possible redemptions resulted in charges against additional paid-in capital.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for the period. Remeasurement adjustments associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of March 31, 2026, the rights are exercisable to purchase 742,031 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information relates to the registration statement on Form S-1 (File Number 333-289966), as amended (the “Registration Statement”) for our initial public offering (the “IPO”), which was declared effective by the SEC on September 30, 2025. The post-effective amendment to the Registration Statement was declared effective by the SEC on December 18, 2025. On February 2, 2026, we consummated our IPO of 5,000,000 Units. Each Unit consists of one Class A ordinary share, no par value, and one right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. Pursuant to that certain underwriting agreement, dated January 29, 2026, we granted Kingswood Capital Partners, LLC, the representative of the underwriters, a 45-day option to purchase up to an additional 750,000 Units solely to cover over-allotments, if any, or the Over-Allotment Option. Simultaneously with the consummation of the IPO, the underwriters exercised the Over-Allotment Option in full, generating total proceeds of $7,500,000.

Simultaneously with the closing of the IPO on February 2, 2026, we consummated the Private Placement with Wealth Path Holdings Limited, or the Sponsor, of 186,250 Private Units, generating total proceeds of $1,862,500. The Private Units are identical to the Units sold in the IPO. Additionally, the Sponsor agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

NEWBRIDGE ACQUISITION LIMITED

Dated: May 11, 2026	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 11, 2026	/s/ Zhen Li
	Name:	Zhen Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)