Form 10-Q
period 2026-06-30
Newbridge Acquisition Ltd
filed 2026-08-07
CIK 1918414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 7,546,250 ordinary shares outstanding (inclusive of shares included in our units), including 6,108,750 Class A ordinary shares underlying the units, and 1,437,500 Class B ordinary shares issued and outstanding.

NEWBRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEWBRIDGE ACQUISITION LIMITED
BALANCE SHEETS

(In U.S. Dollar, except for share data, or otherwise noted)

	As of December 31,	As of June 30,
	2025	2026
	(Audited)	(Unaudited)
Assets
Current asset
Cash	$1,824,242	$1,642,788
Total current asset	1,824,242	1,642,788
Cash and marketable securities held in trust	2,700,000	58,285,569
Deferred offering costs	295,399	-
Total Assets	$4,819,641	$59,928,357

Liabilities and Shareholders’ (Deficit)/Equity
Promissory note - related party	$5,414,763	$2,208,521
Payable to a third party	-	125,000
Total current liabilities	5,414,763	2,333,521
Total Liabilities	5,414,763	2,333,521

Ordinary shares subject to redemption, 5,750,000 shares (at redemption price of $9.29 per share)	-	53,394,756

Commitments and Contingencies (Note 7)

Shareholders’ (deficit)/equity
Class A ordinary shares, no par value, 200,000,000 authorized shares; nil shares issued and outstanding as of December 31, 2025, and 358,750 shares issued and outstanding as of June 30, 2026 (excluding 5,750,000 shares subject to possible redemption)	-	-
Class B ordinary shares, no par value, 10,000,000 authorized shares, 1,437,500 and 1,437,500 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively.	25,000	25,000
Additional paid-in capital	-	4,409,850
Accumulated deficit	(620,122)	(234,770)
Total shareholders’ (deficit)/equity	(595,122)	4,200,080
Total Liabilities and Shareholders’ (Deficit)/Equity	$4,819,641	$59,928,357

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENT OF OPERATIONS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2026	2025	2026
General and administrative expenses	$36,748	$189,638	$88,605	$400,217
Total operating expenses	(36,748)	(189,638)	(88,605)	(400,217)
Income earned on marketable securities held in Trust Account	-	479,008	-	785,569
Net (loss)/income	$(36,748)	$289,370	$(88,605)	$385,352

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	-	5,750,000	-	4,701,657
Basic and diluted net income per ordinary share, redeemable ordinary shares	-	0.04	-	0.06

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,250,000	1,796,250	1,861,533	1,730,843
Basic and diluted net (loss)/income per ordinary share, non-redeemable ordinary shares	(0.03)	0.04	(0.05)	0.06

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

(In U.S. Dollar, except for share data, or otherwise noted)

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Additional paid-in	Total shareholders’
	Shares	Amount	Shares	Amount	deficit	capital	deficit
Balance as of December 31, 2024	-	-	2,875,000	25,000	(399,108)	-	(374,108)
Net loss	-	-	-	-	(51,857)	-	(51,857)
Forfeited shares	-	-	(1,437,500)	-	-	-	-
Balance as of March 31, 2025	-	$-	1,437,500	$25,000	(450,965)	-	(425,965)
Net loss	-	-	-	-	(36,748)	-	(36,748)
Balance as of June 30, 2025	-	$-	1,437,500	$25,000	(487,713)	-	(462,713)

Balance as of December 31, 2025	-	-	1,437,500	25,000	(620,122)	-	(595,122)
Net income	-	-	-	-	95,982	-	95,982
Sale of private placement	186,250	-	-	-	-	1,862,500	1,862,500
Issuance of representative shares	172,500	-	-	-	-	1,725,000	1,725,000
Fair value of right reclassification	-	-	-	-	-	2,874,975	2,874,975
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(821,050)	(821,050)
Balance as of March 31, 2026	358,750	-	1,437,500	25,000	(524,140)	5,641,425	5,142,285
Net income	-	-	-	-	289,370	-	289,370
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(1,231,575)	(1,231,575)
Balance as of June 30, 2026	358,750	$-	1,437,500	$25,000	(234,770)	4,409,850	4,200,080

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED
UNAUDITED STATEMENTS OF CASH FLOWS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the six months ended June 30,
	2025	2026
Cash Flows from Operating Activities:
Net (loss)/income	$(88,605)	$385,352
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on marketable securities held in Trust Account	-	(785,569)
Net Cash Used in Operating Activities	(88,605)	(400,217)

Cash Flows from Investing Activity:
Purchase of investment held in Trust Account	-	(54,800,000)
Net Cash Used in Investing Activity	-	(54,800,000)

Cash Flows from Financing Activities:
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	1,862,500
Proceeds from promissory note – related party	161,646	300,000
Repayment of promissory note – related party	-	(3,506,242)
Payment for deferred offering costs	(75,823)	(1,262,495)
Proceeds from a third party	-	200,000
Payment on behalf of a third party	-	(75,000)
Net Cash Provided by Financing Activities	85,823	55,018,763

Net Change in Cash	(2,782)	(181,454)
Cash, at the beginning of period	9,456	1,824,242
Cash, at the end of period	$6,674	$1,642,788

Supplemental Disclosure of Non-cash Financing Activities
Fair value of right reclassification	-	2,874,975
Fair value of representative shares	-	1,725,000
Accretion of ordinary shares subject to redemption value	-	2,052,625

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

As of June 30, 2026, the Company had not commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash and marketable securities held in trust from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Business Combination Agreement

On August 3, 2026, the Company entered into a Business Combination Agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with Newbridge Merger Sub, Inc., a wholly owned subsidiary of the Company (the “Merger Sub”), and Startech Group Inc. (“Startech”). Pursuant to the Business Combination Agreement, at least one business day prior to the closing of the business combination, the Company will continue out of the British Virgin Islands and become a Delaware corporation by way of continuation (the “Domestication,” and the Company after such domestication, the “Domesticated Company”). Following the Domestication, Merger Sub will merge with and into Startech, with Startech surviving the merger as a wholly owned subsidiary of the Domesticated Company. In connection with the business combination, the Company will be renamed “Startech Inc.” Under the terms of the Business Combination Agreement, Startech equityholders will receive an aggregate number of shares of the parent company’s common shares equal to the quotient obtained by dividing $1,000,000,000 by $10.00, in exchange for all of Startech’s fully diluted company common stock. The consummation of the business combination is subject to customary closing conditions, including approval of the business combination by the shareholders of the Company and Startech, effectiveness of the registration statement, conditional approval for listing of the common shares of the Domesticated Company on Nasdaq or another national securities exchange, and other customary closing conditions set forth in the Business Combination Agreement.

Going Concern Consideration

As of June 30, 2026, the Company had a working capital deficit of $690,733 and accumulated deficit of $234,770. For the six months ended June 30, 2026, net cash used in operating activities was $400,217. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has 15 months to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC. The interim results for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026. As of June 30, 2026, the Company has $1,642,788 of cash.

Cash and Marketable Securities Held in Trust

As of June 30, 2026, the Company had aggregated $58,285,569 in cash held in the Trust Account with Equinity Trust Company, LLC.

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

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument, which is expected to be 15 months from the closing of the Initial Public Offering to our anticipated time frame to consummate an initial business combination. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of June 30, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(2,874,975)
Proceeds allocated to representative shares	(1,725,000)
Allocation of offering costs related to redeemable shares	(1,557,894)

Plus:
Accretion of carrying value to redemption value	2,052,625
Ordinary shares subject to possible redemption	$53,394,756

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	As of June 30, 2026	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in trust	$58,285,569	$58,285,569	$-	$-

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

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2026, the rights are exercisable to purchase 742,031 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the three months ended June 30, 2026		For the six months ended June 30, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net income	$219,921	$69,449	$281,307	$104,045
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,796,250	4,701,657	1,730,843

Basic and diluted net income per share	$0.04	$0.04	$0.06	$0.06

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 —Segment Reporting — Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This update requires public entities to disclose its significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of February 2, 2026, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 9 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability, form and content, and disclosure requirements of interim financial reporting under Topic 270. The amendments provide a comprehensive list of interim disclosure requirements under U.S. GAAP and establish a disclosure principle requiring entities to disclose events or changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The amendments are intended to improve the clarity and consistency of interim reporting requirements and do not change the fundamental nature of interim reporting or expand or reduce existing disclosure requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and related disclosures.

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

Note 5 — Payable to a Third Party

The Company received amounts from Startech Group Inc. for the sole purpose of settling certain transaction-related legal and professional fees incurred by Startech.

The Company has no economic interest in these amounts and acts solely as a payment facilitator under the arrangement. Accordingly, the amounts received have been recorded as “Payable to a Third Party” in the accompanying balance sheets until the related payments are made.

Note 6 — Related Party Transactions

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

As of June 30, 2026, the Company had borrowed $2,208,521 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Extension Note

The Company will have until 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into among the Company and Equinity Trust Company, LLC on the date of the prospectus for the Initial Public offering, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $500,000 or up to $575,000 if the underwriter’s over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three months extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriter’s over-allotment option is exercised in full), or approximately $0.20 per share if we extend for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If the Company completes the initial business combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to it. Otherwise, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company does not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete our initial business combination. No vote on or redemption of shares in connection with any such extension.

Note 7 — Commitments and Contingencies

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

Note 8 — Shareholders’ Equity

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

On March 18, 2025, the Company forfeited aggregately 1,437,500 Class B ordinary shares to the Company.

As of June 30, 2026, there were 358,750 Class A ordinary shares issued and outstanding, including 186,250 shares from Private Placement and 172,500 Representative Shares, and excluding 5,750,000 ordinary shares subject to possible redemption. As of June 30, 2026, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

Note 9 — Segment Reporting

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

Note 10 — Subsequent Events

On August 3, 2026, the Company entered into the Business Combination Agreement with Merger Sub and Startech. Pursuant to the Business Combination Agreement, at least one business day prior to the closing of the business combination, the Company will continue out of the British Virgin Islands and become a Delaware corporation by way of continuation. Following the Domestication, Merger Sub will merge with and into Startech, with Startech surviving the merger as a wholly owned subsidiary of the Domesticated Company. In connection with the business combination, the Company will be renamed “Startech Inc.” The consummation of the business combination is subject to customary closing conditions, including approval of the business combination by the shareholders of the Company and Startech, effectiveness of the registration statement, conditional approval for listing of the common shares of the Domesticated Company on Nasdaq or another national securities exchange, and other customary closing conditions set forth in the Business Combination Agreement.

The Company evaluated other subsequent events and transactions that occurred after the balance sheet date through August 7, 2026 that the financial statements were available to be issued, and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Recent Development

Business Combination Agreement

On August 3, 2026, the Company entered into the Business Combination Agreement with Merger Sub and Startech. Pursuant to the Business Combination Agreement, at least one business day prior to the closing of the business combination, the Company will continue out of the British Virgin Islands and become a Delaware corporation by way of continuation. Following the Domestication, Merger Sub will merge with and into Startech, with Startech surviving the merger as a wholly owned subsidiary of the Domesticated Company. In connection with the business combination, the Domesticated Company will be renamed “Startech Inc.”

Pursuant to the Business Combination Agreement, Startech equityholders will receive an aggregate number of shares of common stock of the Domesticated Company equal to the quotient obtained by dividing $1.0 billion by $10.00, in exchange for all outstanding equity interests of Startech on a fully diluted basis.

The completion of the proposed business combination is subject to customary closing conditions, including approval by our shareholders and Startech’s stockholders, effectiveness of the registration statement to be filed with the SEC, conditional approval for listing of the common shares of the Domesticated Company on Nasdaq or another national securities exchange, and other customary closing conditions.

Certain Related Agreements

In connection with the execution of the Business Combination Agreement, we entered into certain ancillary agreements, including a Parent Support Agreement with our Sponsor and Startech, and a Company Support Agreement with Startech and certain stockholders of Startech. Pursuant to these agreements, the applicable parties agreed to take certain actions in support of the proposed Business Combination, including voting commitments with respect to the transaction and restrictions on alternative transactions.

The Business Combination Agreement also contemplates that, upon the closing of the proposed Business Combination, we will enter into an amended and restated registration rights agreement and certain lock-up agreements with applicable shareholders of the combined company. These agreements will govern registration rights and transfer restrictions relating to shares of the combined company following the closing of the proposed Business Combination.

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

For the six months ended June 30, 2025 and 2026, we had a net loss of $88,605 and net income of $385,352, respectively, which primarily consisted of income earned on marketable securities held in Trust Account, and general and administrative expenses.

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

As of June 30, 2026, we had a working capital deficit of $690,733. For the six months ended June 30, 2026, net cash used in operating activities was $400,217. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and an aggregate of up to $6,500,000 in loans available from the sponsor under an unsecured promissory note executed on May 1, 2021 and an unsecured promissory note executed on May 1, 2025, and due at the closing of this offering. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement. The funds were used to pay for our expenses of the Initial Public Offering and Business Combination with interest-free. As of June 30, 2026, we have borrowed $2,208,521 under the promissory note with the sponsor. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements with affiliates of Sponsor to pay an aggregate of $10,677 per month for office space, utilities, and secretarial and administrative support.

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

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights are contingent upon the occurrence of future events. As of June 30, 2026, the rights are exercisable to purchase 742,031 shares of common stock in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income common stock since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEWBRIDGE ACQUISITION LIMITED

Dated: August 7, 2026	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2026	/s/ Zhen Li
	Name:	Zhen Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)