Form 10-Q
period 2026-09-30
Newbridge Acquisition Ltd
filed 2026-11-03
CIK 1918414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 3, 2026, there were 7,546,250 ordinary shares outstanding (inclusive of shares included in our units), including 6,108,750 Class A ordinary shares (consisting of 5,750,000 Class A ordinary shares underlying the public units, 186,250 Class A ordinary shares underlying the private units and 172,500 representative shares), and 1,437,500 Class B ordinary shares issued and outstanding.

NEWBRIDGE ACQUISITION LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

NEWBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

(In U.S. Dollar, except for share data, or otherwise noted)

	As of December 31,	As of September 30,
	2025	2026
Assets
Current asset
Cash	$1,824,242	$1,501,127
Total current asset	1,824,242	1,501,127

Non-current assets
Cash held in Trust Account	2,700,000	58,781,228
Deferred offering costs	295,399	-
Total non-current assets	2,995,399	58,781,228
Total Assets	$4,819,641	$60,282,355

Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities
Promissory note - related party	$5,414,763	$2,158,521
Payable to a third party	-	189,768
Total current liabilities	5,414,763	2,348,289
Total Liabilities	5,414,763	2,348,289

Ordinary shares subject to redemption, 5,750,000 shares (at redemption price of $9.50 per share)	-	54,626,331

Commitments and Contingencies (Note 7)

Shareholders’ (deficit)/equity
Class A ordinary shares, no par value, 200,000,000 authorized shares; nil shares issued and outstanding as of December 31, 2025, and 358,750 shares issued and outstanding as of September 30, 2026 (excluding 5,750,000 shares subject to possible redemption)	-	-
Class B ordinary shares, no par value, 10,000,000 authorized shares, 1,437,500 and 1,437,500 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	25,000	25,000
Additional paid-in capital	-	3,178,275
(Accumulated deficit)/Retained earnings	(620,122)	104,460
Total shareholders’ (deficit)/equity	(595,122)	3,307,735
Total Liabilities and Shareholders’ (Deficit)/Equity	$4,819,641	$60,282,355

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2026	2025	2026
General and administrative expenses	$63,873	$156,429	$152,478	$556,646
Total operating expenses	(63,873)	(156,429)	(152,478)	(556,646)
Interest income earned on cash held in Trust Account	-	495,659	-	1,281,228
Net (loss)/income	$(63,873)	$339,230	$(152,478)	$724,582

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	-	5,750,000	-	5,054,945
Basic and diluted net income per ordinary share, redeemable ordinary shares	$-	$0.04	$-	$0.11

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,250,000	1,796,250	1,655,449	1,752,885
Basic and diluted net (loss)/income per ordinary share, non-redeemable ordinary shares	$(0.05)	$0.05	$(0.09)	$0.11

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

(In U.S. Dollar, except for share data, or otherwise noted)

	Class A Ordinary Shares		Class B Ordinary Shares		(Accumulated Deficit)/ Retained	Additional paid-in	Total shareholders’
	Shares	Amount	Shares	Amount	earnings	capital	(deficit)/equity
Balance as of December 31, 2024	-	$-	2,875,000	$25,000	$(399,108)	$-	$(374,108)
Net loss	-	-	-	-	(51,857)	-	(51,857)
Forfeited shares	-	-	(1,437,500)	-	-	-	-
Balance as of March 31, 2025	-	$-	1,437,500	$25,000	$(450,965)	$-	$(425,965)
Net loss	-	-	-	-	(36,748)	-	(36,748)
Balance as of June 30, 2025	-	$-	1,437,500	$25,000	$(487,713)	$-	$(462,713)
Net loss	-	-	-	-	(63,873)	-	(63,873)
Balance as of September 30, 2025	-	$-	1,437,500	$25,000	$(551,586)	$-	$(526,586)

Balance as of December 31, 2025	-	$-	1,437,500	$25,000	$(620,122)	$-	$(595,122)
Net income	-	-	-	-	95,982	-	95,982
Sale of private placement	186,250	-	-	-	-	1,862,500	1,862,500
Issuance of representative shares	172,500	-	-	-	-	1,725,000	1,725,000
Fair value of right reclassification	-	-	-	-	-	2,874,975	2,874,975
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(821,050)	(821,050)
Balance as of March 31, 2026	358,750	$-	1,437,500	$25,000	$(524,140)	$5,641,425	$5,142,285
Net income	-	-	-	-	289,370	-	289,370
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(1,231,575)	(1,231,575)
Balance as of June 30, 2026	358,750	$-	1,437,500	$25,000	$(234,770)	$4,409,850	$4,200,080
Net income	-	-	-	-	339,230	-	339,230
Accretion of ordinary shares subject to redemption value	-	-	-	-	-	(1,231,575)	(1,231,575)
Balance as of September 30, 2026	358,750	$-	1,437,500	$25,000	$104,460	$3,178,275	$3,307,735

The accompanying notes are an integral part of these unaudited financial statements.

NEWBRIDGE ACQUISITION LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In U.S. Dollar, except for share data, or otherwise noted)

	For the nine months ended September 30,
	2025	2026
Cash Flows from Operating Activities:
Net (loss)/income	$(152,478)	$724,582
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Interest income earned on cash held in Trust Account	-	(1,281,228)
Net Cash Used in Operating Activities	(152,478)	(556,646)

Cash Flows from Investing Activity:
Purchase of investment held in Trust Account	-	(54,800,000)
Net Cash Used in Investing Activity	-	(54,800,000)

Cash Flows from Financing Activities:
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	1,862,500
Proceeds from promissory note – related party	330,492	300,000
Repayment of promissory note – related party	-	(3,556,242)
Payment for deferred offering costs	(130,262)	(1,262,495)
Advances from a third party	-	650,000
Payment on behalf of a third party	-	(460,232)
Net Cash Provided by Financing Activities	200,230	55,033,531

Net Change in Cash	47,752	(323,115)
Cash, at the beginning of period	9,456	1,824,242
Cash, at the end of period	$57,208	$1,501,127

Supplemental Disclosure of Non-cash Financing Activities
Fair value of right reclassification	-	2,874,975
Fair value of representative shares	-	1,725,000
Accretion of ordinary shares subject to redemption value	-	3,284,200

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

As of September 30, 2026, the Company had not commenced any operations. All activity through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash held in Trust Account from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 2, 2026, an amount of $57,500,000 from the net proceeds from the Unit sold in the Initial Public Offering with total redemption value of $10.00, and the sale of the Private Placement Units, was held in a Trust Account (“Trust Account”), which invest only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination within the required time period, (ii) the redemption of 100% of the issued and outstanding public shares if the Company has not completed an initial Business Combination within the required time period, and (iii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption rights or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. Therefore, unless and until the Company’s initial Business Combination is consummated, the proceeds held in the trust account will not be available for its use for any expenses related to the Initial Public Offering or expenses which it may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with the Company’s initial Business Combination.

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

The ordinary shares subject to redemption were classified as temporary equity upon the completion of the Initial Public Offering and are being accreted to redemption value, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $50,000 of interest to pay dissolution expenses), divided by the number of then public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of ordinary shares and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. This redemption of public shareholders from the trust account shall be effected as required by function of the Company’s amended and restated memorandum and articles of association and prior to commencing any voluntary liquidation.

The initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate the initial Business Combination within the applicable period from the closing of the Initial Public Offering. However, if the initial shareholders, or any of officers, directors or affiliates acquire public shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such public shares if the Company fails to consummate its initial Business Combination within the required time period. There will be no redemption rights or liquidating distributions with respect to the rights, which will expire worthless in the event the Company does not consummate its initial Business Combination within the allotted time period.

The sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims.

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

Going Concern Consideration

As of September 30, 2026, the Company had a working capital deficit of $847,162. For the nine months ended September 30, 2026, net cash used in operating activities was $556,646. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has 15 months to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In the meantime, the Sponsor has undertaken not to demand repayment of the outstanding promissory note prior to the completion of the Company’s Business Combination, whereupon all outstanding principal under the promissory note shall become immediately due and payable. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the issuance date of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K as filed with the SEC. The interim results for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Changes in estimates are recognized in the period of change and future periods. Actual results could differ from those estimates. There were no key assumptions concerning the future, and other key sources of estimation uncertainty at the end of the reporting period, that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial period.

Cash

Cash consists of cash on hand, deposits with bank and all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2026. As of September 30, 2026, the Company has $1,501,127 of cash.

Cash Held in Trust Account

Cash held in the Trust Account is classified as non-current assets because the cash is restricted under the terms of the Trust Agreement and are not available for the Company’s use to pay expenses related to the offering or expenses incurred in connection with the investigation and selection of a target business and the negotiation of an agreement in connection with the Company’s initial Business Combination, unless and until the initial Business Combination is consummated. As of September 30, 2026, the Company had aggregated $58,781,228 in cash held in the Trust Account with Equiniti Trust Company, LLC.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., public units), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument, which is expected to be 15 months from the closing of the Initial Public Offering to its anticipated time frame to consummate an initial Business Combination. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(2,874,975)
Proceeds allocated to representative shares	(1,725,000)
Allocation of offering costs related to redeemable shares	(1,557,894)

Plus:
Accretion of carrying value to redemption value	3,284,200
Ordinary shares subject to possible redemption	$54,626,331

Rights Accounting

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-eighth (1/8) of one ordinary share upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the British Virgin Islands law. As a result, the holders of the rights must hold rights in multiples of eight in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

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

Net Income per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2026, the rights are exercisable to purchase 742,031 shares of ordinary shares in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to shares of ordinary share prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	For the three months ended September 30, 2026		For the nine months ended September 30, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net income	$257,815	$81,415	$536,191	$188,391
Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,796,250	5,054,945	1,752,885

Basic and diluted net income per share	$0.04	$0.05	$0.11	$0.11

Recent Accounting Pronouncements

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

The Company does not discuss recent standards that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosure.

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 186,250 units at a price of $10.00 per unit for an aggregate purchase price of $1,862,500 in a private placement. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell any of the private units and underlying ordinary shares until 30 days after the completion of the initial business combination or earlier if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Note 6 — Related Party Transactions

Founder Shares

The Company’s Sponsor paid $25,000, or approximately $0.009 per share, for an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) with no par value. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s initial Business Combination or earlier if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing if the last reported sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganization, recapitalizations and other similar transactions) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination the founder shares will not be subject to such transfer restrictions.

The Sponsor has also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees) until 30 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On May 1, 2021, the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities. On May 1, 2025, a new agreement was signed, under which the total borrowings shall not exceed $1,000,000. These loans shall be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. On November 15, 2025, the Sponsor provided additional loans up to an aggregate amount of $5,000,000 under the new sponsor loan agreement. The loans are due on demand. The Company agrees the funds were used to pay for the Company’s expenses of the Initial Public Offering and Business Combination with interest-free.

As of September 30, 2026, the Company had borrowed $2,158,521 under the promissory note under the November 15, 2025 Sponsor loan agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company has agreed to pay affiliates of the Sponsor for office space, utilities, and secretarial and administrative support. The Company will cease paying these monthly fees upon the consummation of the Business Combination. For the three and nine months ended September 30, 2026, the Company incurred $31,904 and $97,181, respectively. No amounts were payable to the affiliate of the Sponsor under this arrangement as of September 30, 2026.

Extension Note

The Company will have until 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 15 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the Investment Management Trust Agreement, dated January 29, 2026, between the Company and Equiniti Trust Company, LLC, in order to extend the time available for the Company to consummate the initial Business Combination, the Company must deliver an extension letter to the trustee at least five business days prior to the applicable deadline, and the Sponsor or its affiliates or designees must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three months extension (or up to an aggregate of $1,150,000, or approximately $0.20 per share, if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes the initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to it. Otherwise, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that the Company does not complete a business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. No vote on or redemption of shares in connection with any such extension.

Note 7 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, the Company’s initial shareholders and their permitted transferees can demand that the Company register for resale the founder shares, the private units and the underlying private shares and private rights, and the units issuable upon conversion of working capital loans and the underlying ordinary shares and rights. The holders are entitled to make up to three demands, excluding short form demands, that the Company register such securities. Notwithstanding anything to the contrary, any holder that is affiliated with an underwriter participating in the Initial Public Offering may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement for the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the consummation of a business combination; provided that any holder that is affiliated with an underwriter participating in the Initial Public Offering may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement for the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

Kingswood Capital Partners, LLC (“Kingswood”) had a 45-day option to purchase up to 750,000 additional units (over and above the 5,000,000 units sold in the Initial Public Offering) solely to cover over-allotments, if any. As of February 2, 2026, the underwriters fully exercised the over-allotment option to purchase 750,000 Public Units, generating gross proceeds to the Company of $7,500,000.

The underwriters were entitled to a cash underwriting discount of one and one-half percent (1.5%) of the gross proceeds of the Initial Public Offering, amounting to $862,500.

Representative’s Ordinary Shares

The Company issued to Kingswood and/or its designees, 172,500 ordinary shares upon the consummation of the Initial Public offering as part of the underwriting compensation. Kingswood has agreed not to transfer, assign or sell any such shares until the completion of its initial Business Combination. In addition, the Representative Shares were registered in the registration statement in connection with the Initial Public Offering. Kingswood agrees not to transfer, assign or sell any such shares until the completion of an initial Business Combination. In addition, Kingswood has agreed (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to the Representative Shares if the Company fails to complete an initial Business Combination within the periods of time as provided in the Company’s amended and restated memorandum and articles of association.

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

Right of First Refusal

The Company granted Kingswood a right of first refusal, for a period of the earlier of (i) fifteen (15) months from the closing of the Initial Public Offering, or (ii) the closing of the Company’s initial Business Combination with a target company (the “RoFR Period”), of first refusal to act as sole investment banker and sole book running manager, or sole placement agent, for any and all future private or public equity and debt offerings, including all equity-linked offerings of the Company, or any successor to or any subsidiary of the Company. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the offering.

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

On March 18, 2025, the Company forfeited aggregately 1,437,500 ordinary shares to the Company. Following these transfers and surrender, the Company’s issued and outstanding ordinary shares consisted of 1,437,500 Class B ordinary shares and 0 Class A ordinary shares as of December 31, 2025.

As of September 30, 2026, there were 358,750 Class A ordinary shares issued and outstanding, including 186,250 shares from Private Placement and 172,500 Representative Shares, and excluding 5,750,000 ordinary shares subject to possible redemption. As of September 30, 2026, there were 1,437,500 Class B ordinary shares issued and outstanding.

The shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. In connection with any vote held to approve the initial Business Combination, the Company’s initial shareholder, as well as the Company’s officers and directors, have agreed to vote their respective ordinary shares owned by them immediately prior to the Initial Public Offering and any shares purchased in the Initial Public Offering or following the Initial Public Offering in the open market in favor of the proposed Business Combination.

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

The key measures of segment profit or loss reviewed by the CODM are income earned on cash held in the Trust Account, and general and administrative expenses. The CODM reviews income earned on cash held in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 3, 2026 that the financial statements were available to be issued, and did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to complete an initial Business Combination (a “Business Combination”), including the proposed Business Combination with Startech, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2026, and the Company’s final prospectus for its Initial Public Offering, dated January 29, 2026 and filed with the SEC on January 30, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a British Virgin Islands business company on April 16, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Prior to entering into the Business Combination Agreement described below, our efforts to identify a prospective target business were not limited to a particular industry or geographic region. On August 3, 2026, we entered into the Business Combination Agreement with Startech. We intend to utilize cash derived from the proceeds of the Initial Public Offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Business Combination Agreement

On August 3, 2026, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Newbridge Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Startech Group Inc. (“Startech”). Pursuant to the Business Combination Agreement, at least one business day prior to the closing of the business combination, the Company will continue out of the British Virgin Islands and become a Delaware corporation by way of continuation (the “Domestication,” and the Company following the Domestication, the “Domesticated Company”). Following the Domestication, Merger Sub will merge with and into Startech, with Startech surviving the merger as a wholly owned subsidiary of the Domesticated Company. In connection with the business combination, the Domesticated Company will be renamed “Startech Inc.”

Pursuant to the Business Combination Agreement, Startech stockholders will receive an aggregate number of shares of common stock of the Domesticated Company equal to the quotient obtained by dividing $1.0 billion by $10.00, in exchange for all outstanding equity interests of Startech on a fully diluted basis.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception were organizational activities and those necessary to prepare for the initial public offering, described below and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2025 and 2026, we had a net loss of $63,873 and net income of $339,230, respectively, which primarily consisted of interest income earned on cash held in the Trust Account, and general and administrative expenses. For the nine months ended September 30, 2025 and 2026, we had a net loss of $152,478 and net income of $724,582, respectively, which primarily consisted of interest income earned on cash held in the Trust Account, and general and administrative expenses.

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

A total of $57,500,000 of the net proceeds from the Initial Public Offering and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders at Citibank, N.A., maintained by Equiniti Trust Company, LLC, acting as trustee.

We intend to use substantially all of the net proceeds of the Initial Public Offering and the sale of the private units, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares are used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2026, we had a working capital deficit of $847,162. For the nine months ended September 30, 2026, net cash used in operating activities was $556,646. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the founder shares and loans from the Sponsor under an unsecured promissory note executed on May 1, 2021, an unsecured promissory note executed on May 1, 2025 and a sponsor loan agreement dated November 15, 2025 providing for loans of up to an aggregate of $5,000,000. These loans are non-interest bearing and were used to pay expenses related to the Initial Public Offering and the Business Combination. The loan under the May 1, 2021 promissory note is payable promptly after the date on which the Company consummates an initial public offering of its securities. The loan under the May 1, 2025 promissory note shall be repaid upon the closing of the Initial Public Offering out of the offering proceeds not held in the Trust Account. The Sponsor will not demand any repayment of the outstanding loan amounts under the November 15, 2025 Sponsor loan agreement prior to the completion of the Company’s Business Combination, whereupon all outstanding principal under the loan shall become immediately due and payable. Following the closing of the Initial Public Offering, the Company repaid $3,506,242 of the outstanding loans during the six months ended June 30, 2026, and $50,000 during the three months ended September 30, 2026. As of September 30, 2026, $2,158,521 was outstanding under the promissory notes with the Sponsor, compared to $2,208,521 as of June 30, 2026. The Sponsor has undertaken not to demand repayment of the outstanding promissory note until the Company has sufficient liquid resources to repay the amount due. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination by May 2, 2027 (or up to November 2, 2027, if extended) (the “Combination Period”), the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements with affiliates of Sponsor to pay an aggregate of $10,677 per month for office space, utilities, and secretarial and administrative support. We will cease paying these monthly fees upon the consummation of the Business Combination.

The underwriters were entitled to a cash underwriting discount of one and one-half percent (1.5%) of the gross proceeds of the Initial Public Offering, amounting to $862,500. In addition, the Company issued 172,500 representative shares to Kingswood Capital Partners, LLC and/or its designees upon the closing of the Initial Public Offering.

Critical Accounting Policies and Estimates

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

We have identified the following as our critical accounting policies and estimates:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 5,750,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument, which is expected to be 15 months from the closing of the Initial Public Offering. The accretion of the carrying value of ordinary shares subject to possible redemption is treated as a deemed dividend and, in the absence of retained earnings, is charged against additional paid-in capital.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Remeasurement adjustments associated with the redeemable ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the rights is contingent upon the occurrence of future events. As of September 30, 2026, the rights are exercisable to receive 742,031 Class A ordinary shares in the aggregate. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such rights would be anti-dilutive. The rights cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K. Except as set forth above, none.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of August 3, 2026, by and among Newbridge Acquisition Limited, Newbridge Merger Sub, Inc. and Startech Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026).
10.1	Parent Support Agreement, dated as of August 3, 2026, by and among Wealth Path Holdings Limited, Newbridge Acquisition Limited and Startech Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026).
10.2	Company Support Agreement, dated as of August 3, 2026, by and among Newbridge Acquisition Limited, Startech Group Inc. and certain stockholders of Startech Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2026).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWBRIDGE ACQUISITION LIMITED

Dated: November 3, 2026	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 3, 2026	/s/ Zhen Li
	Name:	Zhen Li
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)